Form 10KSB
period 2000-06-30
AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC
filed 2000-10-13
CIK 1069433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                       -----------   -----------

                                    000-30835
                              (Commission File No.)

                   AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

                    NEVADA                                    86-0885559
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                            Identification No.)

   100 SECOND AVENUE SOUTH, SUITE 1100S                       33701-4301
       ST. PETERSBURG, FLORIDA                                (Zip Code)
  (Address of principal executive offices)

         Issuer's Telephone Number, including area code: (727) 896-1513


           Securities registered under Section 12(b) of the Securities
                             Exchange Act of 1934:

                                      NONE

           Securities registered under Section 12(g) of the Securities
                             Exchange Act of 1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of September 30, 2000, the aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of the registrant's common stock as reported on the OTC Bulletin Board was $18,857,499.

Issuer's revenues for its most recent fiscal year were $3,645,409.

As of September 30, 2000, there were 26,237,696 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS...................................................................................1
ITEM 2. DESCRIPTION OF PROPERTY...................................................................................7
ITEM 3. LEGAL PROCEEDINGS.........................................................................................7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................7

                                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................................8
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS...................................................................................11
ITEM 7. FINANCIAL STATEMENTS.....................................................................................18
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE...................................................................................18

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT............................................................19
ITEM 10. EXECUTIVE COMPENSATION..................................................................................20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................22
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................24

                                                      PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................................................................27

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations; the ability of the Company to successfully enter into strategic relationships and agreements with additional suppliers and marketers; the ability of the Company to retain and possibly increase its employees; the ability of the Company to continue as a going concern; risks associated with the Company's ability to produce sufficient revenues through travel sales using the Company's Web site, www.FarAway.com; the Company's history of operating losses; dependence on senior management; risks inherent in the travel and internet industries and the Company's ability to manage growth. The forward-looking statements contained herein represent the Company's judgment as of the date of filing this Annual Report, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Affinity International Travel Systems, Inc. ("Affinity", the "Company", "we" or "us"), operating primarily through its wholly-owned subsidiary, SunStyle International Holidays, Inc. ("SunStyle"), markets, sells and distributes a variety of wholesale and retail travel related products and services. These products and services include vacation packages, tours, cruises, domestic and international airline tickets, car rentals and accommodation products and services to travel agencies and consumers. Our business strategy entails using the Internet, through our Web site, FarAway.com, as a delivery platform for our inventory of travel related products and services.

         We fulfill demand for our travel products in both the
business-to-business and business-to-consumer online travel arenas by aggregating our inventory of packaged leisure travel products and using the Internet as the delivery platform. We have been able to implement our business strategy by:

         -        developing and acquiring technologies;
         - developing specialized knowledge and experience concerning certain geographic destinations; and
         - establishing relationships with travel suppliers that enable us to offer a large inventory base at competitive prices.

         A key component of our business strategy is our Web site through which we sell to other travel providers leisure travel products that traditionally have had higher profit margins than airline ticket sales, including, among others, vacation packages, tours and cruises. We also use our Web site to sell our leisure travel products directly to consumers.

COMPANY HISTORY AND BACKGROUND

         We were incorporated in Nevada in 1977 under the name Medanco, Inc. We had no revenues and limited operations until July 1998, when we acquired SunStyle and changed our name to Affinity. Since July 1998, we have been primarily engaged in marketing, selling and distributing travel products to travel agents and consumers.

         Our wholesale revenue consists principally of the sales activities of SunStyle, which functions primarily as a tour operator. SunStyle contracts with airline, hotel and auto suppliers for net contracts and then sells vacation packages to both travel agents and directly to consumers. In 1998 and 1999, we acquired several retail travel agencies to provide a channel of distribution for wholesale products. Prestige Travel Services II, Inc. ("Prestige") was the largest of these agencies. In December 1999, we abandoned our agency distribution strategy and sold Prestige back to its original owners. Prestige accounted for approximately 27.0% and 16.1% of our revenues during fiscal 1999 and 2000, respectively.

         We also generate revenue from our retail travel services, which consists primarily of commissions earned from travel service suppliers, such as airlines, car rental companies, resorts and hotels, for facilitating travel arrangements for these suppliers' retail customers.

RECENT ACQUISITIONS

         On January 1, 1999, we acquired all of the outstanding common stock of Prestige for $1,600,000, which we paid for through the issuance of 800,000 shares of Series A Convertible Preferred Stock. The shares of preferred stock were subsequently converted into 1,497,076 shares of common stock in accordance with the terms of the preferred stock. Prestige is a retail travel agency headquartered in Tampa, Florida. Prestige caters mainly to the leisure segment of the travel industry. Prestige also operated branch locations in Ft. Lauderdale and Holiday, Florida. In December 1999, we sold Prestige to its original owners for a sale price of $75,000 in cash and the surrender of 1,497,076 shares of our common stock.

         On February 8, 1999, we acquired the assets and operations of Design-A-Tour, Inc. in exchange for 36,320 shares of our common stock valued at approximately $2.07 per share, or an aggregate purchase price of approximately $75,000. Design-A-Tour, established in 1988, specializes in tour programs to Costa Rica, Belize, Guatemala, Brazil, Argentina, Chile, and Peru. Design-A-Tour currently operates as a division of SunStyle and operates tour programs to Aruba, Bonaire, Curacao and Margarita Island and has wholesale air contracts with Aerolinas Argentinas, TransBrazil, Varig, Aero Peru, Groupo Taca (Taca Airlines, Aviateca, COPA, Lacasa, NICA), Serviventsa, and ALM.

         In July 1999, we acquired the assets and operations of Integrity Credit Services (d/b/a Intrepid Travel and Goldmark Travel). Intrepid is a retail travel agency that services clients in the Tampa Bay metropolitan area. On January 7, 2000, we sold certain assets and the operations of Goldmark Travel to Skelton's Dolphin Travel, located in St. Petersburg, Florida, for $30,000 in cash.

INDUSTRY BACKGROUND

         Because of the inherent limitations of traditional retail channels of distribution, the Internet is changing the way consumers and businesses are buying and selling products and services. According to Jupiter Communications, individual Internet users in the U.S. in 1999 will top the 100 million mark and continue to grow steadily to 157 million users in over 67 million households by 2003. A recent Forrester Research study stated that online travel sales are anticipated to exceed those of every other e-commerce category.

         In addition, online use in Europe and Latin America is poised for significant growth. According to International Data Corporation, in Europe, the number of Internet users is predicted to grow from 38 million to 150 million by 2003, with online sales to consumers anticipated to grow from $5.4 billion in 1999 to more than $115 billion in 2003. In Latin America, the number of Internet users in the region is anticipated to grow from 4.8 million in 1998 to 7.5 million this year and 19 million by 2003, and e-commerce sales are anticipated to increase from $167 million in 1998 to $8 billion within five years, according to International Data Corporation.

         To date, the travel industry has been actively involved in e-commerce trends, particularly in the United States. According to Forrester Research, during 1999, online travel sales were the single highest grossing product sold on the Web. Internet analysts at Forrester Research predict that the U.S. online travel marketplace will increase from the current $2.8 billion to $29.5 billion within the next four years. Similarly, online travel research firm PhoCusWright predicts the online travel market in the U.S. to reach $20 billion by as early as 2001. Industry analysts see similar online travel growth trends in both the European and Latin American markets. Specific projections for the Latin American market are yet to be released. However, by 2002, Data Monitor predicts the sale of online travel products in Europe will reach $1.7 billion, an increase from $7.7 million in 1997.

PRODUCTS AND SERVICES

         Through our Web site, we sell travel products such as vacation packages, tours and cruises, which traditionally have had a higher profit margin than airline ticket sales, to other travel providers and consumers. Our strategy is to:

         - Attract and acquire a substantial base of travel customers in the U.S., Europe and Latin America, by developing a compelling and functional Web presence, launching the appropriate marketing and strategic partnership initiatives and offering the necessary customer service mechanisms; and

         - Convert customers into leisure travel buyers by offering attractive prices on personalized vacation packages, tours and cruises utilizing our TOURSCAPE operating system.

         We continue to develop our Web site into a full-service site that will use our existing hardware and software infrastructure, as well as our strategic partnerships and existing vendor contracts.

         Our infrastructure is comprised of our network architecture, Internet-enabled software engines, back-end operations and strategic and contract-based relationships.

         NETWORK ARCHITECTURE. Our network architecture is designed to support our Internet and enterprise-based activities. This architecture takes advantage of, and builds upon, our existing technologies. We believe that our systems will be capable of supporting all of our internal operations and Internet-related initiatives, including:

         - A hosting environment for our Web site, FarAway.com, and any other of our web properties;
         - A processing capability for online users' query and booking transactions;
         - A platform for multimedia intensive technologies, such as live agent video-conferencing, voice-over-IP (Internet telephony) and video streaming;
         - An ability to provide on and off-site agents with the tools and resources necessary to deliver customer service; and
         - A means to support expansion that meets growing corporate needs and consumer demands.

         INTERNET-ENABLED SOFTWARE SYSTEMS. We have made significant investments in the software infrastructure that is integrated into our Web site. Our software systems include the following:

         - TOURSCAPE: TOURSCAPE is a tour/wholesale reservation software system. TOURSCAPE, developed by THE SABRE GROUP, improves productivity, efficiency, record keeping and business tracking, as well as reducing operator training and booking time. It also supports multiple product lines, unlimited packaging capabilities, numerous pricing and costing methods and various commission levels.

         - TOURPATH: TOURPATH is a system interface that delivers single-source connectivity to land and air reservation information. Additionally, it delivers the ability to interface with multiple airline reservation systems. These software applications are currently in full use by our reservations agents in their day-to-day operations.

         - BOOKIT!: BOOKIT! is a Java-based online booking engine developed by Datalex of Dublin, Ireland that allows users to book air, car and hotel reservations using inventory managed by a computer reservation system.

         - BOOKIT! PRO: BOOKIT! PRO provides outside agents affiliated with us access to our in-house reservation system so that they may process their own bookings from any remote location through the Internet.

         We license each of these software systems on a non-exclusive basis. These software systems are not proprietary to us and some of our competitors also use these systems.

         INTERNAL OPERATIONS. Despite the automation of the real-time booking processes, travel reservations still require some human interaction for completion. This includes physically handling and mailing paper airline tickets to customers, where applicable, and manually reviewing tour package transactions for accuracy and completeness. We currently provide live agent customer support to those customers requiring it.

         CONTRACTUAL RELATIONSHIPS. The leisure tours and packages we currently market, which are a critical component to the overall success of our Internet initiatives, are the result of contracts we have secured with travel industry vendors. These contractual relationships, along with the other relationships we have created with others in the Internet and travel industries help lay the foundation for our Internet initiatives. These contracts can be canceled or modified by the supplier upon no or relatively short notice.

MARKETING STRATEGY

         We are employing the following marketing strategies:

         -        Focusing On The Sale Of Specialized Leisure Travel Packages.

         - Encouraging customers to interact with our reservation agents through online chats, Internet call buttons and toll free telephone numbers.

         - Expansion of our intellectual presence through the operations of our office in the United Kingdom.

         - Pursuing strategic online partnerships with web portals, e-commerce companies and content providers.

         - Promoting a FarAway.com affiliate program with complementary Web sites which would provide link-through access to our Web site.

COMPETITION

         Our competitors in the online travel industry include travel suppliers and travel agencies. Many of our competitors have greater experience, brand name recognition and/or financial resources than we do.

         SUPPLIERS. Suppliers primarily encompass airlines, hotels, car rental agencies and some cruise lines. Among the suppliers, airlines are expanding their Internet presence the most. This includes not only enhancing their Web sites and adding the Internet as a significant distribution channel to consumers, but also expanding their marketing efforts and forming new strategic alliances with other key online players.

         TRAVEL AGENCIES. Travel agencies with an online presence are comprised of both the online companies and established brick-and-mortar operations. According to studies of online travel, such as the Jupiter Analyst Report, some of the leaders in online travel include, among others:

         -        Travelocity
         -        Expedia
         -        Preview Travel
         -        GetThere.com
         -        Trip.com
         -        Travel Network
         -        Uniglobe Travel
         -        Lowestfare.com

         All of the leaders mentioned above offer price and availability search capabilities for air, hotel and car rental and allow the user to book directly online without human intervention. Most of the agencies also offer special deals and discounted offerings. Some provide destination content. One of the areas some agencies are endeavoring to enhance is their offering of tour packages and cruises.

CUSTOMERS

         Our targeted customers are divided between travel service providers and individual consumers. It is anticipated that the growth of the business will be provided primarily by individual consumers through a combination of (i) direct search to our Faraway.com Web site, (ii) linked travel opportunities via our business partner agreements, (iii) development and expansion of the SunStyle brand tour and vacation programs and (iv) through branded private label programs to be developed for outside partners.

         During fiscal year 2000, we began our business partnerships with Internet portals by entering into an agreement with Juno Online Services, Inc. (an internet search engine and portal) to be their exclusive travel provider and with Travel Navigator to provide travel packages on a non-exclusive basis through both Yahoo travel and Travel Navigator's own Web site.

         In addition to business provided by individuals, we intend to grow our servicing arrangements similar to our existing program with Asiana airlines, where we provide and supply administrative services for US ticketing passengers, using our established technology and fulfillment experience on a commission fee basis. Asiana airlines is a major carrier in the Korean and Pacific Rim market.

         For the years ended June 30, 2000 and June 30, 1999, no customer comprised more than 10% of our sales volume.

INTELLECTUAL PROPERTY

         We regard the protection of our intellectual property as important to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws, license agreements and contractual restrictions to establish and protect intellectual property rights in our Web site architecture and technology, products, content and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors in order to limit disclosure of our confidential information and to protect our ownership interest in our Web site architecture and technology. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies.

         We have filed an application to register our trademark for FarAway.com. There are a number of other trademarks and domain names that may be similar to ours. An infringement action could be brought against us at any time by the holders of these marks. If the owner of such marks were to prevail in such an action, we could lose the ability to use the FarAway.com name and domain name and could be subject to substantial damages. Such adverse outcomes could adversely affect our business. If we are required to change our domain name, we could lose customers and brand equity which would have a material adverse effect on our business and financial condition. Although we may attempt to acquire or license the right to use potentially relevant third-party trademarks and domain names, we may not be successful.

REGULATORY ENVIRONMENT

         REGULATION OF THE TRAVEL INDUSTRY

         Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel services industry is subject to certain special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes and changes in tax policy could have an adverse impact on the travel service industry in general and could have a material adverse affect on our business, financial condition, and results of operations. Changes in tax policy for online purchases, including travel purchases, could also have a material adverse affect on our business, financial condition and results of operations.

         REGULATION OF THE INTERNET

         At the present time the amount of state and federal governmental regulation applicable to the Internet is relatively small when compared to other areas of communication and commerce. As the size, use and popularity of the Internet increases, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the rapid growth of electronic commerce may trigger the development of tougher consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet and could make it more difficult and expensive for us to carry on our planned business activities.

         Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the Federal Communications Commission, the FCC, to regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. These regulations, if promulgated, could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our business, financial condition and results of operations.

         REGULATION CONCERNING PRIVACY

         Specific laws and regulations concerning the use of the Internet have been enacted. In particular, as directed by Congress in the Children's Online Privacy Protection Act, also known as COPPA, the Federal Trade Commission adopted regulations, effective April 21, 2000, prohibiting unfair and deceptive acts and practices in connection with the collection and use of personal information obtained from children under 13 years old on the Internet. Because our Web site is not directed at children and we do not anticipate its widespread use by children, COPPA and the FTC's regulations should not have a significant effect upon our business.

         The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, adversely affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. We may ultimately engage in data collection from users in EU member countries. If we do, we would be subject to the EU directive.

         While we anticipate having a privacy policy designed to ensure the protection of the privacy of our users, there can be no assurance that these programs will conform with any regulations which have been adopted by the FTC or the European Union directive.

         It is also possible that cookies, or information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, which are used to track demographic information and to target advertising, may become subject to laws limiting or prohibiting their use. Limitations on or elimination of our use of cookies could limit the effectiveness of our ability to market to certain users, which could have a material adverse effect on our business, results of operations and financial condition.

         We intend to take the necessary measures to ensure that our Web site complies with industry standards relating to user privacy.

PRODUCT DEVELOPMENT

         Product development is a constant, on-going process for us, as it is in the industry generally. Development of next-generation use interfaces, site navigation and transaction processing are currently in process. Current site performance is continually evaluated by us for future development activities. Product development is conducted both through our in-house resources and by third party contractors.

EMPLOYEES

         As of September 30, 2000, we had 48 full-time employees, including 17 in the reservation and customer service departments, and 31 serving in operations, sales and marketing, information systems, management, accounting and administration. All of our employees are leased through T.T.C. Illinois, Inc. of Kankakee, Illinois, and we occasionally engage through consulting agreements administrative, operational, and technical specialists on an as needed basis. Our employees are not represented by a union, and we believe our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our headquarters are located in City Center, St. Petersburg, Florida, where we lease an office with approximately 10,815 square feet of space. This lease expires in June 2004 and the monthly base lease payments range from $14,871 to $16,673. We have also entered into a sublease agreement for an additional 5,683 square feet of office space to accommodate our Internet expansion strategy. The sublease has a monthly base lease payment ranging from $6,577 to $8,051 per month and expires on March 18, 2002. We believe that our current office space will accommodate our needs for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

         Affinity International Travel Systems, Inc. v. Information Architects Corporation ("IAC"), Circuit Court of the Sixth Judicial Circuit in and for Pinellas County Civil Division, Case No. 00-6491-CI-19. On September 20, 2000, we filed a civil action suit against IAC, a contractor hired to perform work on the FarAway.com Web site. We have alleged that IAC failed to deliver the work in a timely and suitable manner, and we are seeking rescission of the contract and/or to obtain a declaratory judgment for breach of contract.

         Information Architects Corporation v. Affinity International Travel Systems, Inc., United States District Court Western District of North Carolina, Charlotte Division, Case No. 3:00CV474-H. On September 22, 2000, IAC filed suit against us separately in North Carolina alleging breach of the contract discussed above and seeking damages in excess of $1,000,000. We are seeking to dismiss IAC's action in the State of North Carolina and to litigate both our action and IAC's counterclaim in the State of Florida.

         We are not aware of any pending legal proceedings against us other than the one discussed above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flow. Also we may in the future be party to litigation arising in the course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our shares of common stock are traded over-the-counter on the OTC Bulletin Board under the symbol "AFFT." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

                                                                               ---------------
                FISCAL YEAR ENDING JUNE 30, 2001                                HIGH      LOW
                                                                               -----     -----
                     Second Quarter(1).................................        0.781     0.594
                     First Quarter.....................................        1.438     0.313

                                                                               ---------------
                FISCAL YEAR ENDING JUNE 30, 2000                                HIGH      LOW
                                                                               -----     -----
                     Fourth Quarter(2).................................        2.937     1.031
                     Third Quarter.....................................        7.093     1.250
                     Second Quarter....................................        2.490     0.156
                     First Quarter.....................................        1.562     0.300

                                                                               ---------------
                FISCAL YEAR ENDING JUNE 30, 1999                                HIGH      LOW
                                                                               -----     -----
                     Fourth Quarter....................................        2.000     0.687
                     Third Quarter.....................................        4.000     0.875
                     Second Quarter....................................        2.250     0.500
                     First Quarter.....................................        3.500     1.250

                  -------------------

                  (1)      as of October 10, 2000

                  (2) Through May 4, 2000. The last reported sale price of our common stock on the OTC Bulletin Board on May 4, 2000 was $1.65 per share. From May 5, 2000 through June 27, 2000, our common stock was quoted in the "pinksheets" on the over-the-counter market.

HOLDERS

         As of September 30, 2000, there were 156 holders of record of our common stock.

DIVIDENDS

         We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below in chronological order is information regarding the numbers of shares of common stock sold, the number of options and warrants granted and the principal amount of debt instruments issued by us from July 1, 1999 to June 30, 2000 and the consideration received by us for such shares, options, warrants and debt instruments. None of these securities was registered under the Securities Act. In our opinion, all offers and sales of our securities were exempt from registration by virtue of Section 4(2) of the Securities Act and the rules promulgated therewith. All purchasers of our securities represented their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers of our securities had adequate access to information about us and were "accredited investors" as defined in Section 501 of Regulation D promulgated under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         On July 1, 1999, we granted incentive stock options to purchase 2,000,000 shares of our common stock at an exercise price of $.50 per share to Daniel Brandano, our chief executive officer, in consideration for services provided and to be provided. The closing sale price of our common stock was $.88 on the date of grant, for which we recorded $750,000 as compensation expense. These options expire ten years from the date of grant.

         On July 5, 1999, we entered into an asset purchase agreement pursuant to which we acquired certain assets of Integrity Credit Services, an entity doing business under the names Intrepid Travel and Goldmark Travel. We issued 140,000 shares of our common stock, at a fair market value of $118,132, as payment for the assets we acquired.

         From July 1999 to May 2000, we issued 85,000 shares of our common stock, at a fair market value of $123,901, to Gerard J. LaMontagne, our Chief Financial Officer, Vice President of Finance and Controller, as consideration for compensation earned during fiscal years 1999 and 2000.

         On August 1, 1999, we converted 800,000 shares of our convertible preferred stock to 1,497,076 shares of our common stock, based on the average closing sale price of our common stock for the preceding 20 days. The preferred stock had been issued as part of the January 1, 1999 acquisition of Prestige, a retail travel agency, with the conversion amount determined as part of the purchase agreement. On December 29, 1999, we sold all the outstanding common stock of Prestige to its original owners for $75,000 in cash plus the return of 1,497,076 shares of our common stock held by the original owners of Prestige. These shares of common stock were then cancelled.

         On October 31, 1999, we issued 168,954 shares of our common stock, at a fair market value of $112,929, to Brian Kessler as consideration for reimbursement of expenses and consulting services.

         On November 24, 1999, we sold 25,000 shares of our common stock, at a purchase price of $0.40 per share, to Mark Young for $10,000.

         On December 20, 1999, we entered into agreements (that were later terminated on January 26, 2000) to sell 1,458,571 shares of our common stock to GCD Investments, LLC for $500,000, and 714,286 shares of our common stock to Schoemann Venture Capital, LLC for $250,000. These transactions were subsequently terminated on January 26, 2000. As part of this transaction, outstanding warrants to purchase 4,250,000 shares of our common stock were repriced to an exercise price per share of $.50.

         On December 20, 1999, we granted incentive stock options to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share to each of Daniel Brandano and Joan Brandano in consideration for services provided as a director. These options expire three years from the date of grant. We also granted nonqualified stock options to purchase 50,000 shares of our common stock to John Vahl at an exercise price of

$1.00 per share in consideration for services provided as a director. These options also expire three years from the date of grant.

         On December 31, 1999, following the terms of a Note Subscription Agreement dated January 15, 1999, a Warrant Subscription Agreement dated January 15, 1999, a Note Subscription Agreement dated April 23, 1999, and a Note Subscription Agreement dated June 10, 1999, we issued a total of 840,000 shares of our common stock, with a fair market value of $759,000. These shares were issued as payment for penalties incurred for not having a registration statement declared effective by the SEC prior to a specified date in prior financing agreements with Schoemann Venture Capital, LLC. The shares were issued to various entities at the request of Schoemann Venture Capital, LLC.

         On January 15, 2000, we issued 240,000 shares of our common stock, with a fair market value of $450,000, as payment for penalties incurred for not having a registration statement declared effective by the SEC prior to a specified date in prior financing agreements with Schoemann Venture Capital, LLC. The shares were issued to various entities at the request of Schoemann Venture Capital, LLC.

         On January 26, 2000 we granted warrants representing the right to purchase 2,300,000 shares of our common stock to GCD Investments in exchange for payment of $500,000. These warrants have an exercise price of $0.25 per share and an expiration date of December 20, 2004. The warrants were issued pursuant to an agreement which replaced an existing agreement between us and GCD Investments dated December 20, 1999.

         On January 26, 2000 we granted warrants representing the right to purchase 1,150,000 shares of our common stock to Schoemann Venture Capital, LLC, in exchange for payment of $250,000. These warrants have an exercise price of $0.25 per share and an expiration date of December 20, 2004. The warrants were issued pursuant to our agreement which replaced an existing agreement between us and Schoemann Venture Capital, LLC dated December 20, 1999.

         On January 26, 2000 we granted Schoemann Venture Capital, LLC, warrants representing the right to purchase 800,000 shares of our common stock, with an exercise price of $0.25, as payment for penalties incurred for not having a registration statement declared effective by the SEC prior to a specified date in prior financing agreements. Also, as payment for Schoemann Venture Capital, LLC terminating certain penalty provisions in previous financing agreements, we agreed to reprice warrants representing the right to purchase 4,500,000 shares of our common stock to an exercise price of $.25 per share. The closing sale price of our common stock on January 26, 2000 was $1.75 per share. We recorded an expense of $7,139,500 relating to the issuance and repricing of these warrants in January 2000.

         During January 2000, we sold 345,401 shares of our common stock for net proceeds of $454,345 after offering costs of $53,155, an average price of $1.47 per share. In connection with this offering, we granted warrants representing the right to purchase 34,535 shares of our common stock at exercise prices of $2.50 to $3.00 (the closing sale prices of our common stock on the day of grant). The warrants expire three years from the date of grant.

         During February 2000, we sold 990,000 shares of our common stock for proceeds of $990,000, or $1.00 per share. In connection with this offering, we granted warrants representing the right to purchase 1,190,000 shares of our common stock at an exercise price of $.75 (the closing sale price of the common stock on the day of grant). The warrants expire three years from the date of grant.

         During March 2000, we sold 362,836 shares of our common stock for net proceeds of $733,552, after offering costs of $93,773, or an average price of $2.28 per share. In connection with this offering, we granted warrants representing the right to purchase 36,282 shares of our common stock at exercise prices of $4.00 to $5.50 (the closing sale prices of the common stock on the day of grant). The warrants expire five years from the date of grant.

         On May 8, 2000, we entered into an agreement with Juno Online Services, Inc. to provide Juno's users with certain vacation package, airline ticket, car rental and hotel reservation services. The agreement required us to make advance payments to Juno that will be applied against the future amounts due to Juno from sales generated through their Web site. Included in the advance payments to Juno were 500,000 shares of our common stock valued at $625,000, based on the closing sale price of the stock on the day of issuance.

         On May 22, 2000, we issued 9.5% convertible debentures in the principal amount of $350,000 to David A. Simonini. On September 15, 2000, the $350,000 principal was converted at $0.64533 per share into 542,359 shares of our common stock, and Simonini was granted warrants representing the right to purchase 54,235 shares of our common stock at an exercise price of $1.29 per share.

         During May and June 2000, we issued 92,541 shares of our common stock to various employees and outside parties for compensation and services. The fair market value of all these shares was $70,804.

         On June 22, 2000, we entered into agreements with Rodney R. Schoemann, Sr., individually, and Gina M. Music and Marcus A. Pelleterri, as trustees for various trusts, to reprice warrants representing the right to purchase 4,500,000 shares of common stock to an exercise price of approximately $.12 per share. The market value of our common stock on June 22, 2000 was $1.00. Therefore, we recorded $4,455,000 in non-cash financing charges relating to the repricing of these warrants. The warrants were immediately exercised for proceeds of $509,912, net of offering costs of $19,500. Upon the immediate exercise of the warrants, we issued 4,500,000 shares of common stock.

         In June 2000, we issued 138,657 shares of our common stock and granted warrants representing the right to purchase 55,462 shares of our common stock to an individual for services rendered during the January and March 2000 sales of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION CONTAINED IN THE FOLLOWING DISCUSSION RELATIVE TO MARKETS FOR OUR SERVICES AND TRENDS IN REVENUE, GROSS MARGINS AND ANTICIPATED EXPENSE LEVELS, AS WELL AS OTHER STATEMENTS, INCLUDING THE WORDS SUCH AS "MAY," "WILL," "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER SIGNIFICANT MATTERS."

FISCAL YEAR 2000 VERSUS FISCAL YEAR 1999

         The discussion that follows is based on the Consolidated Statement of Operations and compares the results of our operations for the twelve months ended June 30, 2000 to our operations for the twelve months ended June 30, 1999.

NET LOSS

         During the twelve month period ended June 30, 2000 we had a net loss of $21,636,000, compared to a $5,590,000 net loss during the same period in the prior year. The loss in fiscal year 2000 includes $14,886,000 in finance charges to a related party, $960,000 of interest expense, a $587,000 loss related to Web site development, and total operating expenses of $6,298,000 or an increase of $2,828,000 from the prior fiscal year. These expenses were only partially offset by the increase of $301,000 in gross profit.

REVENUES

         Revenues increased $1,320,000 or 56.8% during the twelve month period ended June 30, 2000 compared to the same period in the prior year. Of this increase $1,232,000 was attributable to an increase in revenue related to the wholesale travel package business following the implementation of our Internet business strategy.

         Additionally, retail revenues decreased $14,000 or 1.5% from our retail travel services during the twelve month period ended June 30, 2000 compared to same period in the prior year. The decrease in retail travel was the result of the divestiture of retail operations during fiscal year 2000.

         The domestic and international leisure travel industry is typically seasonal. We expect our future results may be subject to fluctuations caused by seasonal variations in the travel industry, especially the leisure travel segment.

         Revenue and results of operations may also be subject to fluctuations as a result of a number of other factors including: the timing and cost of acquisitions; changes in the mix of services offered by us as a result of acquisitions; internal growth rates among various travel segments; fare wars by travel providers; changes in relationships with certain travel providers; the timing of the payment of additional revenue when certain volumes are reached by travel providers; extreme weather conditions; and other factors affecting travel.

GROSS PROFIT

         Gross profit for the twelve month period ended June 30, 2000 increased $301,000 or 40.7%, compared to the same period in the prior year. Of the increase in gross profit, $267,000 was related to wholesale travel business principally from the results of our Internet based strategy implementation.

         Additionally, gross profit increased $34,000 or 5.4% from our retail travel services during the twelve month period ended June 30, 2000 compared to the same period in the prior year. The increase in retail travel was the result of the operations of Prestige during the first six months of fiscal year 2000. As previously mentioned, by selling Prestige in December 1999, we will no longer realize revenues or gross profits from Prestige's operations. Accordingly, we expect our future revenues to be principally from the results of our Internet based strategy implementation. Management expects that gross profit on the wholesale travel package business will continue to increase as we establish ourselves in the wholesale travel package business.

OPERATING EXPENSES

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $1,495,000 or 128.8% during the twelve month period ended June 30, 2000, compared to the same period in the prior year. The increase in selling, general, and administrative expenses resulted primarily from expenses related to additional personnel hired in anticipation of expected volume increases and professional fees incurred during the filing of our registration statement on Form S-1 under the Securities Act. The Form S-1 was filed with the SEC in the second half of fiscal year 2000. An increase in professional fees of $730,000 was the largest part of the overall increase in expenses and was comprised primarily of $590,000 in costs related to the filing of the Form S-1 and another $88,000 in fees related to the development of our Internet strategy. Another $704,000 in increased selling, general, and administrative expenses compared with fiscal year 1999 resulted from a (i) $223,000 increase in computer related expenses, (ii) $232,000 increase in amortization and depreciation, (iii) $191,000 increase in employee related expenses for recruiting, payroll taxes, and administrative services, and (iv) $95,000 increase in travel related expenses.

         SALARIES AND WAGES - Salaries and wages increased $1,890,000 or 163.0% during the twelve month period ended June 30, 2000, compared to the same period in the prior year. The increase was primarily attributable to the wholesale travel package business, and the implementation of our Internet business strategy. There was also a $750,000 charge to salaries and wages during fiscal year 2000 resulting from stock options granted to an officer with an exercise price below the trading value on the date of grant.

         CONSULTING FEES - Consulting fees decreased $686,000 or 69.8% during the twelve month period ended June 30, 2000, compared to the same period in the prior year. This decrease was principally related to a $ 546,000 reduction in consulting fees paid to a significant shareholder for financial advisory services.

         RENT - Rent expense increased $129,000 or 77.5% during the twelve month period ended June 30, 2000, compared to the same period in the prior year. This increase was a result of the expansion of our office space in anticipation of future growth.

         INTEREST INCOME - Interest income increased $18,000 during the twelve month period ended June 30, 2000, compared to the same period in the prior year, due to the increased investment of available funds in interest bearing accounts.

         INTEREST EXPENSE - Interest expense of $960,000 increased $308,000 during the twelve month period ended June 30, 2000 compared to the same period in the prior year principally as a result of the issuance of convertible debt at a discount in fiscal year 2000.

         The largest component of interest expense is interest being accrued as part of common stock potentially subject to rescission, or repurchase, by us (see also note 5 "Common Stock Subject to Rescission" in the Notes to the Consolidated Financial Statements). Accrued interest of $674,000 for fiscal year 2000 and $633,000 for fiscal year 1999 has been recorded. Total accrued interest of $1,307,000 is included in accrued expenses at June 30, 2000. Should we resolve the potential for the rescission of common stock to our benefit, this accrued interest would be reversed in future periods.

         In fiscal year 1999, discounts on convertible debt resulted in interest expense to a related party of $2,222,000. Similar transactions did not occur in fiscal year 2000, and therefore there was no interest expense to related parties.

         FINANCE CHARGES TO RELATED PARTY - The finance charges of $14,886,000 to a related party in the twelve month period ended June 30, 2000 resulted from a $13,677,000 charge for the repricing of stock warrants at a lower price than originally issued and from a $1,209,000 charge for additional shares issued due to our failure to have a registration statement declared effective by the SEC prior to a specified date. Since these finance charges were created by the repricing of warrants, they were considered to be non-cash transactions.

         OTHER INCOME - Other income increased $41,000 to $55,000 during the twelve month period ended June 30, 2000 compared to the same period in the prior year. Other income consists primarily of a $75,000 gain on the sale of the Prestige business, reduced by other minor expenses fiscal year 1999 did not include a similar gain on the sale of a business.

         LOSS ON DISPOSALS AND ABANDONMENT OF ASSETS - We recognized a loss of $606,000 on the disposal and abandonment of assets during the twelve month period ended June 30, 2000. During the fiscal year 2000, we charged $587,000 to expense related to the development of our FarAway.com Web site. The majority of these charges related to performance issues with consultants engaged to perform Web site and technology development. These performance issues have also resulted in certain disputes on amounts owed to the consultants, of which approximately $493,000 is recorded in accounts payable at June 30, 2000.

         INCOME TAXES - There is no benefit for income taxes in the twelve month periods ended June 30, 2000 and 1999 due to the operating losses for those periods and uncertainties about the realization of such benefits in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         From July 1998 to January 1999, we sold an aggregate of 6,768,572 shares of common stock in reliance upon the exemption from registration contained in Rule 504 of Regulation D, including shares issued in the acquisition of SunStyle (an acquisition that was treated as a reverse acquisition for accounting purposes). Those sales may have been in violation of Rule 504 of Regulation D. Accordingly, stockholders who purchased shares in those transactions may have rescission rights against us; that is, such persons may have the right to compel us to repurchase the shares for an amount equal in general to the purchase price paid plus interest. If all or a portion of the purchasers of the common stock in those transactions exercise any rescission right they may have, we may be subject to substantial liability, in which case, there would be a severe impact on our financial condition and ability to continue as a going concern. We do not have sufficient cash reserves to repurchase the shares of our common stock that are subject to possible rescission. While we believe that the issue will eventually be resolved in our favor with minimal financial effect, there is no assurance that this will occur. In addition, our ability to raise additional capital may be severely restricted, as investors may be hesitant to invest in us because of this potential liability. Our inability to raise capital when needed would have an adverse effect on our ability to continue as a going concern.

         Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. More specifically, the recorded amount of shares subject to rescission is $5,613,000 as of June 30, 2000 and 1999, excluding related accrued interest of $674,000 and $633,000, respectively, which has been charged to interest expense. These amounts are shown on our balance sheet under the line item "Common Stock Subject to Rescission" and "Accrued Expenses." We believe that our total exposure to the rescission will be much less than the maximum indicated since approximately 5,394,000 shares, or 80% of the amounts isolated as potentially subject to rescission are owned by 3 significant shareholders, or shareholder groups (owners of more then 5% of our common stock), including 2,850,000 shares or 42% of the amounts potentially subject to recession are owned by Daniel G. Brandano, Jr. our Chairman, CEO and one of our directors, and/or Joan Brandano our Secretary and one of our directors. Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of June 30, 2000. Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable decision could result in the reversal of all or part of the accrued interest in future periods.

         We have no line of credit or loans for working capital and we have relied upon proceeds from the sale of our equity securities or debentures to fund negative cash flow from operations and to fund our capital expenditures related to the implementation of our Internet business strategy.

         We have had net losses in each of the last two twelve month periods ended June 30, 1999 and 2000 that total $27,226,000. For the twelve month period ended June 30, 2000, we had a net loss of $21,636,000, of which $17,353,000 was attributable to non-cash expenses including: the issuance of common stock and new common stock warrants, and the repricing of existing warrants ($14,886,000); the issuance of options to an employee with a below market exercise prices ($750,000); accrued interest related to the rescission issue ($673,000); the issuance of common stock for compensation and services ($388,000); amortization and depreciation ($383,000); and a discount on the issuance of convertible debt ($273,000). Based on our current plans to expand operations in order to meet anticipated increased volume and to invest in technology to support our Internet strategy, we expect to continue to experience, for the foreseeable future, negative cash flow from operations. We will also incur a non-cash charge of $2,252,000 related to a repricing of warrants in August 2000, the first quarter of our 2001 fiscal year.

         We have been experiencing and expect to continue to experience significant negative cash flow. For the twelve month periods ended June 30, 2000 and 1999 our operations used $2,678,000 and $1,515,000 in cash, respectively, and our investing activities used $2,078,000 and $286,000 in cash, respectively. The use of cash for investing activities in fiscal year 2000 includes the purchase of equipment and for fiscal year 1999 the purchase of restricted use certificates of deposit.

         As of June 30, 2000, we had a working capital deficit of $3,936,000, total stockholders' deficit of $6,694,000, a total of 20,796,408 shares outstanding and outstanding warrants and options to purchase 5,601,279 and 2,165,000 shares of our common stock, respectively, with average exercise prices of $0.43 and $0.54 per share, respectively.

         Our auditor's report on our financial statements indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon the following:

         - We may be subject to substantial liability in connection with sales of our common stock which may have been made in violation of Rule 504 of Regulation D, and our ability to raise additional capital may be severely restricted, as investors may be hesitant to invest in us because of this potential liability.

         - Anticipated additional periods of negative cash flow, regardless of any potential liability in violation of Rule 504 of Regulation D, will require us to continue to attract outside investments. Any reduction or delay in our historical ability to raise capital could severely hinder our planned technology investments, and would adversely affect our operations, since we do not anticipate generating sufficient cash from existing operations to internally finance our business for the next 12 months.

         - We cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our auditor's will not issue another going concern opinion. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition and on our ability to continue as a going concern.

         Our consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

         During the twelve month period ended June 30, 2000, our principal source of cash was $3,677,000 provided from net financing activities, including proceeds from the sale of common stock totaling $2,188,000, proceeds from the issuance of common stock warrants totaling $650,000, net proceeds from the exercise of common stock warrants totaling $515,000, and proceeds from the issuance of convertible debentures totaling $350,000. During the twelve month period ended June 30, 1999, our principal source of cash was $2,857,000 provided from net financing activities, including proceeds from the issuance of convertible debentures totaling $2,247,000 and proceeds from the sale of common stock totaling $672,000.

         We expect net losses and negative cash flow to continue for the foreseeable future and anticipate our losses and the use of cash will increase from current levels because we expect to incur significant expenses and capital expenditures related to:

         - brand development, advertising, marketing and promotional activities, including product discounts;

         -        expansion of our supplier/distributor relationships;

         -        expansion of our order fulfillment infrastructure;

         - continued development of our Web site, transaction-processing systems, fulfillment capabilities and network infrastructure, most of which are capital expenditures;

         -        expansion of our product offerings and Web site content; and

         -        employment of additional personnel as our business expands.

         With our intended significant increase in expenditures on marketing and promotional activities there are no assurances these efforts will be effective in attracting customers to our on-line method of shopping for travel products and services via our Web site. In addition, we may be obligated to pay commissions, based on a percentage of revenue, to companies with whom we have online marketing relationships. These costs will increase as our revenues increase. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

         Our ability to achieve profitability depends on our ability to secure additional financing, to generate and sustain substantially higher revenues with high gross margins and control the growth in operating costs. From January to March 2000, we raised net proceeds totaling $2,433,000 that was used to reduce our working capital deficit and is being used to fund negative cash flow from operations and capital expenditures related to the implementation of our Internet business strategies. In addition, $400,000 of current liabilities were converted into warrants to purchase shares of our common stock. In May 2000, we raised $350,000 through the issuance of convertible debentures with warrants. As of June 30, 2000, we had warrants and options outstanding to purchase 5,601,279 and 2,165,000 shares of our common stock, respectively, with average per share exercise prices of $.43 and $.54, respectively. If all currently outstanding warrants and options were exercised, we would receive gross proceeds of $3,568,000. However, there can be no assurance the holders of these warrants and options will exercise their right under these financial instruments at such time we are in need of additional capital or before the warrants and options expire.

         The following table sets forth the annual amount of proceeds we could expect to receive in the future if all outstanding warrants and options are exercised just prior to their expiration. In addition, the table sets forth the annual proceeds we could expect to receive in the future if we do not receive $1,063,000 of proceeds from the exercise of outstanding warrants because of the cashless exercise provisions contained in outstanding warrants to purchase 4,250,000 shares.

                                                                          TOTAL EXERCISE PRICE
            FISCAL YEAR                                                    LESS WARRANTS WITH
          ENDED JUNE 30,                 TOTAL EXERCISE PRICE               CASHLESS FEATURE
               2003                           $1,058,000                        $1,058,000
               2004                              575,000
               2005                              936,000                           448,000
               2010                            1,000,000                         1,000,000
                                              ----------                        ----------
               Total                          $3,569,000                        $2,506,000
                                              ==========                        ==========

         In order to fund our operations and continue the implementation of our Internet business strategy, we anticipate the need to raise at least $6.0 million in additional capital during the calendar year 2000. We will need to raise a portion of that capital immediately to fund negative cash flow from operations and fund capital expenditures related to the implementation of our Internet business strategy. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights senior to those of our stockholders, and our stockholders will experience substantial additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Additionally, we cannot be certain that this additional financing will be sufficient to fund the implementation of our Internet business strategy. Our failure to obtain sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition, our ability to implement our Internet business strategies and our ability to continue our operations.

         We anticipate incurring capital expenditures of approximately $1.5 million over the next twelve months to complete the development of booking engines and the primary Web site, and other improvements in software and technology.

         We have never paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors deems relevant.

OTHER SIGNIFICANT MATTERS

         The travel industry is subject to numerous risks that may also affect our business, financial condition and result of operations. Our revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of car rentals and hotel reservations. A number of factors could result in a temporary or long-term overall decline and demand for packaged vacations, including:

         -        political instability;

         -        labor disturbances;

         - a rise in fuel prices or other travel costs, or a surcharge imposed by a travel provider to offset rising fuel prices;

         -        excessive inflation;

         -        extreme weather conditions; and

         -        concerns about passenger safety.

         Pricing pressures. We believe that price-based competition will continue for the foreseeable future. The continuation of such competition and the occurrence of any of the events mentioned above could have a material adverse effect on our business, financial condition and results of operations. In addition, demand for our products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic down turn or any recession in the United States or these other markets could have a material adverse effect on our business, financial condition in the result operations.

         Fuel prices. The impact of the recent increase in fuel prices on the travel business, both directly, in the cost of gasoline, airline tickets, and cruise prices, and indirectly, as it may impact the general public's disposable income and ability to take leisure trip packages, is not determinable at this time. The impact will depend upon the duration and degree of the fuel price increases which are uncertain at this time.

         Acquisition strategy. We have recently used acquisitions as part of our strategy to produce revenue growth. Should we continue with this strategy there is a risk that new businesses may not be efficiently integrated into our existing operations, creating a negative affect on future earnings.

         Financing future acquisitions. We intend to finance future acquisitions by using shares or our common stock or preferred stock for a substantial portion of the consideration to be paid. This reliance upon the use of common stock or preferred stock as consideration will dilute shareholders' interest in Affinity.

         Preferred Stock. Our articles of incorporation allow for the board of directors alone, without further stockholder approval, to authorize the issuance of a series of preferred stock that may have more voting power than the common stock. The issuance of this type of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, a majority of our outstanding voting stock. The difficulty could potentially discourage or delay a merger or acquisition which other stockholders view favorably.

         Uncertainty of future revenues. Our limited operating history makes it difficult to forecast our future revenues. Should we achieve a level of revenues that is lower than we expect, it could result in greater then expected losses.

         Reliance on technology. We are currently dependent on a number of different information and telecommunication technologies which provide us access to information and manage a high volume of inbound and outbound calls. Our future plans expect a significant part of our growth to develop from our presence on the Internet and ability to process transactions using new technology through the development of our new Web site, FarAway.com. If we should fail to properly develop new systems, or if our technology should become obsolete or inefficient, it would have a material and adverse affect on our business.

         Relationships with travel suppliers. We are dependent upon travel suppliers for access to their products and services. While we believe that our relationships with our existing suppliers is good, any decline in the quality of travel products and services provided by these suppliers or a perception by travelers of such a decline could adversely our ability to sustain or grow our business.

         Key personnel. The success or our business depends on the continuing contribution of our key personnel, including Mr. Daniel Brandano, our president and chief executive officer, along with our other executive officers, whose knowledge of our business would be difficult to replace in the event we lose their services.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its financial statements.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have a material effect on the Company's historical financial position or results of operations but may impact the accounting for grants or awards in future periods.

         On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first fiscal of fiscal year beginning after December 15, 1999. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.


ITEM 7.       FINANCIAL STATEMENTS

         We have filed the following financial statements as part of this
Report:

                                                                                        Page
                                                                                        ----
         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             F-2

         FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of June 30, 2000                                 F-3

         Consolidated Statements of Operations for the years ended
         June 30, 2000 and June 30, 1999                                                F-4

         Consolidated Statements of Stockholders' Deficit for years ended
         June 30, 2000 and June 30, 1999                                                F-5

         Consolidated Statements of Cash Flows for the years ended
         June 30, 2000 and June 30, 1999                                                F-6

         Notes to consolidated financial statements                                     F-7 -- F-31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         Our directors, executive officers and significant employees, and their ages as of September 30, 2000, are as follows:

                          NAME                      AGE                         POSITION
         ------------------------------------       ---      -----------------------------------------------
         Daniel G. Brandano, Jr................      51      Chief Executive Officer, President and Director
         Joan Brandano.........................      49      Secretary and Director
         John Vahl.............................      65      Director


         Set forth below is certain information regarding the professional experience during the past five years of each of the above-named persons.

         DANIEL G. BRANDANO has served as our President, Chief Executive Officer and Chairman of the Board since July 1998. Prior to joining us, Mr. Brandano served as a consultant to HARS Systems, Inc. d/b/a VIP Reservations, a Canadian hotel reservation-processing firm, from May 1994 to May 1995. Mr. Brandano founded SunStyle International Holidays, Inc., a wholly-owned subsidiary of Affinity, and served as chief executive officer and director of SunStyle International Holidays from May 1995 through July 1998. Mr. Brandano is married to Joan Brandano, our secretary and a director. Mr. Brandano received a bachelors degree in business administration from the University of Lowell.

         JOAN C. BRANDANO has served as our Secretary and a Director since August 1998. Prior to joining us, Ms. Brandano served as vice president of SunStyle International Holidays from May 1995 to May 1998. Prior thereto, she served as a senior manager at USA Rent-A-Car and as a customer service manager for Crew Gear, a large wholesale supplier of airline crew equipment and supplies. Ms. Brandano is married to Daniel G. Brandano, our president and chief executive officer and a director.

         JOHN E. VAHL has been a Director of Affinity since August 1998. Prior to joining us, Mr. Vahl served as a director of SunStyle International Holidays, Inc. from August 1996 through July 1998. Mr. Vahl served as president of Payless Rent-A-Car System, an international rental car-franchising firm, from June 1990 to April 1991. Mr. Vahl has extensive international business experience with particular emphasis in the emerging Asian markets. From April 1993 to the present, he has been serving as a liaison between Rover Motor Cars, a major European automobile manufacturer and representatives of Beijing Lu Hua Auto Sales Company, a Rover Distributor.

BOARD OF DIRECTORS AND COMMITTEES

         Our bylaws provide for a board of directors consisting of at least 1 but no more than 5 individuals who are elected at the annual meeting and serve for 1 year and until their successor is elected and qualified. Our board of directors currently consists of three members.

         We currently do not have any committees of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Gina M. Music, Marcus A. Pelletteri and Florence M. Schoemann each failed to file on a timely basis an initial report of ownership on Form 3 in connection with their becoming owner of more than 10% of our outstanding common stock.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information for the last three fiscal years concerning the compensation paid by us to our Chief Executive Officer and each of our other executive officers that received total compensation in excess of $100,000 during such periods, collectively referred to below as the "named executive officers."


                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL                       LONG-TERM
                                                                     COMPENSATION               COMPENSATION AWARDS
                                                            ---------------------------------  ---------------------
                                                                               OTHER ANNUAL    SECURITIES UNDERLYING
  NAME AND PRINCIPAL POSITION              YEAR             SALARY ($)       COMPENSATION ($)       OPTIONS (#)
---------------------------------          ----             ----------       ----------------  ---------------------
Daniel G. Brandano, Jr.,                   2000              120,000              18,927(3)           2,050,000(7)
     Chief Executive Officer               1999               62,000              14,600(4)                  --
     and President(1)                      1998               52,500                  --                     --

Gerard J. LaMontagne,                      2000               75,000              78,119(5)              15,000(8)
     Vice President - Finance              1999               48,500              66,563(6)                  --
     and Controller(2)

------------------

(1) The compensation shown for the fiscal year ended June 30, 1998 includes amounts paid to Mr. Brandano for services rendered in his capacity as Chief Executive Officer of SunStyle International Holidays, Inc., prior to the SunStyle acquisition in July 1998.

(2) Mr. LaMontagne served as our Chief Financial Officer from October, 1998 to April, 2000. He served as our Vice President - Finance and Controller from April 2000 to his termination of employment on August 1, 2000.

(3) Includes an automobile allowance of $6,987 and $11,940 in lease payments for rental of a condominium by Affinity for relocated employees. The condominium is owned by Dan and Joan Brandano.

(4) Includes an automobile allowance of $6,640 and $7,960 in lease payments for rental of a condominium by Affinity for relocated employees. The condominium is owned by Dan and Joan Brandano.

(5) Represents the fair market value of 45,000 shares of common stock of Affinity that were issued as part of Mr. LaMontagne's compensation during fiscal year 2000. These shares were valued at the closing sale price of our common stock as quoted on the OTC Bulletin Board on the last day of each month, the date on which such shares were earned by Mr. LaMontagne.

(6) Represents the fair market value of 55,000 shares of common stock of Affinity that were issued as part of Mr. LaMontagne's compensation during fiscal year 1999. These shares were valued at the closing sale price of our common stock as quoted on the OTC Bulletin Board on the last day of each month, the date on which such shares were earned by Mr. LaMontagne.

(7) Includes an option granted on December 20, 1999 to purchase 50,000 shares of common stock at an exercise price of $1.00 as compensation for his service as a director from May 1999 through June 2000.

(8) Received an option on August 17, 1999 to purchase 15,000 shares of common stock at an exercise price of $1.00 per share as compensation for services.

OPTION GRANTS TABLE

         The following table sets forth each grant of stock options during the fiscal year ended June 30, 2000 to each of the named executive officers listed in the Summary Compensation Table. No stock appreciation rights were granted to these individuals during that year.

                OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2000

                                 --------------------------------------------------------------------
                                                        INDIVIDUAL GRANTS
                                 --------------------------------------------------------------------
                                                     % OF TOTAL
                                    NUMBER OF         OPTIONS
                                    SECURITIES        GRANTED TO
                                    UNDERLYING        EMPLOYEES          EXERCISE
                                     OPTIONS          IN FISCAL           PRICE            EXPIRATION
        NAME                         GRANTED             YEAR            PER SHARE           DATE
-----------------------------------------------------------------------------------------------------
Daniel G. Brandano, Jr.              2,000,000(1)        96.9%            $0.50              07/01/09
                                        50,000(2)         2.4%            $1.00              12/20/02

Gerard J. LaMontagne                    15,000(3)         0.7%            $1.00              08/17/02

---------------------------
(1) The options were granted on July 1, 1999 and are immediately exercisable. The exercise price for these options was less than the fair market value of our common stock on the date of grant.

(2) The options were granted on December 1, 1999 and are immediately exercisable.

(3) The options were granted on August 17, 1999 and are immediately exercisable.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth information concerning the year-end number and value of unexercised options for each of the named executive officers in the summary compensation table. None of the individuals listed below exercised any options during the last fiscal year.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-THE-MONEY
                                                UNEXERCISED OPTIONS AT                       OPTIONS AT
                                                  JUNE 30, 2000 (#)                       JUNE 30, 1999 ($)(1)
                                           --------------------------------        --------------------------------
NAME                                       EXERCISABLE        UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
                                           -----------        -------------        -----------       -------------
Daniel G. Brandano, Jr.                     2,050,000             -0-               $900,000              -0-

Gerard J. LaMontagne                           15,000             -0-                  -0-                -0-

----------------------------

(1) The value of our common stock on June 30, 2000 (based on the closing sale price of our common stock on the OTC Bulletin Board on such date) was $0.95. The value of each of these options has been calculated based on a price of $0.95 per share, minus the applicable per share exercise price.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Mr. Daniel G. Brandano, our president and chief executive officer, has an employment agreement with us dated July 1, 1999. The term of Mr. Brandano's agreement ends on June 30, 2006 and may be extended for additional one year periods thereafter. Mr. Brandano's base salary is $120,000 for fiscal 2000 and increases each year of his term. Mr. Brandano is also eligible to receive a bonus and fringe benefits, such as a monthly payment for an automobile. In the event we terminate Mr. Brandano without cause or if Mr. Brandano terminates his employment for good reason, we must pay him an amount equal to his base salary payable during the term of his agreement and we must continue to pay the cost of his participation in our health and dental plans. In the event of Mr. Brandano's death, resignation, disability, termination for cause, we must pay him an amount equal to base salary and bonus or incentive pay earned and unpaid as of the date of termination.

         Mr. Gerard J. LaMontagne, our former chief financial officer and Vice President - Finance and Controller, had an arrangement with us to receive $6,500 in cash and 5,000 shares of our common stock as compensation each month for services rendered. The shares we issued to Mr. LaMontagne were valued at the closing sale price of our common stock as compensation as quoted on the OTC Bulletin Board on the last day of each month for which he provided services. Additionally Mr. LaMontagne received 15,000 shares of common stock as compensation for services on August 17, 1999. Mr. LaMontagne resigned as an officer and employee as of August 1, 2000.

STOCK OPTION PLAN

         We have adopted the 1999 Combination Stock Option Plan. Under the 1999 Combination Stock Option Plan, both non-qualified and incentive stock options to purchase shares of our common stock may be granted to key employees and other persons who are in a position to contribute to our long-term success and growth. The board of directors currently administers the stock option plan and has the authority to, among other things, determine those persons who are eligible to participate; determine the size of the grant; establish the terms and conditions of the options granted; make or alter restrictions and conditions on the options; and adopt rules and regulations and interpret the stock option plan. A total of 4,000,000 shares have been reserved for issuance under the stock option plan. As of June 30, 2000, options to purchase 2,165,000 shares of common stock were outstanding or committed for issuance under the stock option plan.

DIRECTOR COMPENSATION

         In December 1999, we granted each of our three directors options to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share as compensation for services provided and to be provided from April 1999 through August 2000. The exercise price of these options on the date of grant was greater than the last closing sale price of our common stock as quoted on the OTC Bulletin Board. All of the options granted are immediately exercisable and expire three years from the date of grant. Our directors do not receive any monetary compensation for acting as one of our directors. We do reimburse our directors for reasonable out-of-pocket expense incurred in attending meetings of the board of directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of Affinity's common stock as of September 30, 2000, by the following individuals or groups:

         - each person or entity who we know beneficially owns more than 5.0% in the aggregate of our outstanding common stock;

         -        each of the executive officers named in the Summary
                  Compensation Table;

         -        each of our directors; and

         -        all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Affinity International Travel Systems, Inc., 100 Second Avenue South, Suite 1100S, St. Petersburg, Florida 33701. To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.


         The percentage of beneficial ownership in the following table is based upon 26,237,696 shares of common stock outstanding as of September 30, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of September 30, 2000 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                                                  SHARES BENEFICIALLY
               NAME AND ADDRESS OF                        NUMBER OF SHARES       OWNED AS A PERCENTAGE
                BENEFICIAL OWNER                         BENEFICIALLY OWNED      OF CLASS OUTSTANDING
          ---------------------------------              --------------------    ---------------------
          DANIEL G. BRANDANO, JR.                          4,900,000(1)                  17.3%

          JOAN C. BRANDANO                                 2,976,500(2)                  11.3%

          JOHN E. VAHL                                        50,000(3)                     *

          GERARD J. LAMONTAGNE                               115,000(4)                     *

          GDC, LLC                                         2,300,000                      8.8%
          C/O GORDON DUMONT
          4821 Sheridan
          Metairie,  LA  70002

          BRADLEY S. JOHNSON                               2,550,000(5)(9)               9.7%
          c/o David Lukinovich
          3333 W. Napoleon Ave., Suite 101
          Metairie, LA 70001

          GINA M. MUSIC                                    2,694,206(6)(9)              10.3%
          c/o David Lukinovich
          3333 W. Napoleon Ave., Suite 101
          Metairie, LA 70001

          MARCUS A. PELLETTERI                             2,750,000(7)(9)              10.5%
          c/o David Lukinovich
          3333 W. Napoleon Ave., Suite 101
          Metairie, Louisiana 70001

          FLORENCE M. SCHOEMANN                            3,103,294(8)(9)              11.8%
          3904  Wheat Dr.
          Metairie, Louisiana 70002

          All directors and executive officers             8,041,500                    28.2%
              as a group (4 persons)

--------------

*        Less than one percent.

(1) Includes 2,050,000 shares of common stock subject to options either currently exercisable or exercisable within 60 days of September 30, 2000. Includes 2,825,000 shares of common stock held jointly between Mr. Brandano and his spouse, Joan Brandano, our secretary and a director, and each person, acting individually, may vote and/or dispose of all such shares.

(2) Includes 150,000 shares of common stock subject to options either currently exercisable or exercisable within 60 days of September 30, 2000. Also includes 2,825,000 shares held jointly between Ms. Brandano and her spouse, Daniel Brandano, our chief executive officer and president, and each person, acting individually, may vote and/or dispose of all such shares.

(3) All 50,000 shares of common stock are subject to options either currently exercisable or exercisable within 60 days of September 30, 2000.

(4) Includes 15,000 shares of common stock subject to options either currently exercisable or exercisable within 60 days of September 30, 2000.

(5) Includes 600,000 shares of common stock held in the Affinity 5R Trust; 650,000 shares of common stock held in the Affinity 5K Trust; 650,000 shares of common stock held in the Affinity 6R Trust and 650,000 shares of common stock held in the Affinity 6K Trust. Mr. Johnson serves as the trustee for each of these trusts.

(6) Includes 750,000 shares of common stock held in the Affinity 1R Trust; 515,853 shares of common stock held in the Affinity 1K Trust; 678,353 shares of common stock held in the Affinity 2R Trust; and 750,000 shares of common stock held in the Affinity 2K Trust. Ms. Music serves as the trustee for each of these trusts.

(7) Includes 690,000 shares of common stock held in the Affinity 3R Trust; 690,000 shares of common stock held in the Affinity 3K Trust; 690,000 shares of common stock held in the Affinity 4R Trust; and 680,000 shares of common stock held in the Affinity 4K Trust. Mr. Pelletteri serves as the trustee for each of these trusts.

(8) Includes 465,824 shares of common stock held in the Rodney Ryan Schoemann Sr. Family Trust No. 1; 465,823 shares of common stock held in the Rodney Ryan Schoemann Sr. Family Trust No. 2; 705,823 shares of common stock held in the Carol Lynn Henry Schoemann Family Trust No. 1; 705,824 shares of common stock held in the Carol Lynn Henry Schoemann Family Trust No. 2; 380,000 shares of common stock held in the Rodney Ryan Schoemann, Jr. Intervivos Trust of 1998 UAD 12/10/97; and 380,000 shares of common stock held in the Kristina Marie Schoemann Intervivos Trust of 1998 UAD 12/10/97. Ms. Schoemann serves as trustee for each of these trusts.

(9) The majority of shares held by the trusts were obtained from Schoemann Venture Capital, LLC. Rodney R. Schoemann, Sr., the managing member of the LLC, transferred the shares for estate planning purposes. Each trust is independent of each other. Schoemann Venture Capital, LLC and Mr. Schoemann, individually, disclaim beneficial ownership of the shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between December 1998 and June 2000, we entered into a series of transactions with Schoemann Venture Capital, LLC. Pursuant to these transactions, Schoemann Venture Capital, LLC was to acquire shares of our common stock and warrants representing the right to purchase shares of our common stock. For estate planning purposes, however, subsequent to these transactions, Schoemann Venture Capital, LLC transferred its interests in such shares and warrants into various trusts formed by Rodney R. Schoemann, Sr., the managing member of the LLC, and controlled by parties other than Mr. Schoemann. Schoemann Venture Capital, LLC and Mr. Schoemann, individually, disclaim beneficial ownership of such shares and warrants. The transactions are as follows:

         In December 1998, Schoemann Venture Capital, LLC, purchased for an aggregate consideration of $400,000, 1,142,857 shares of our common stock and warrants to purchase an additional 200,000 shares of our common stock at an exercise price of $0.35 per share. In January 1999, Schoemann Venture Capital, LLC acquired the 200,000 shares under its warrant agreement for $70,000.

         In January 1999, Schoemann Venture Capital, LLC, purchased for an aggregate consideration of $222,000, a convertible note in the principal amount of $222,000 and warrants to purchase 250,000 shares of our common stock at an exercise price of $.35 per share. Schoemann Venture Capital, LLC subsequently converted its note into 634,286 shares of our common stock;

         In April 1999, Schoemann Venture Capital, LLC, purchased for an aggregate consideration of $1,000,000, a convertible note in the principal amount of $1,000,000 and warrants to purchase 750,000 shares of our common stock at an exercise price of $1.75 per share. Schoemann Venture Capital, LLC subsequently converted its note into 2,300,000 shares of our common stock;

         In April 1999, we entered into a consulting agreement with Schoemann Venture Capital, LLC, pursuant to which Schoemann Venture Capital, LLC was entitled to receive a monthly consulting fee of $6,666 for business and financial advisory services and a 5% commission on gross proceeds we received from the sale of our securities resulting from introductions Schoemann Venture Capital, LLC made to us. This agreement was amended in June 1999 to provide that Schoemann Venture Capital, LLC is entitled to receive a monthly consulting fee of $13,333 and warrants to purchase 750,000 shares of our common stock at an exercise price of $2.00;

         In June 1999, Schoemann Venture Capital, LLC, purchased for an aggregate consideration of $1,000,000, a convertible note in the principal amount of $1,000,000 and warrants to purchase 2,750,000 shares of our common stock at an exercise price of $2.00 per share. Schoemann Venture Capital, LLC subsequently converted its note into 2,000,000 shares of our common stock;

         In December 1999, we issued 840,000 shares to Schoemann Venture Capital, LLC, in payment of penalties to Schoemann Venture Capital, LLC resulting from our failure to have a registration statement declared effective by the SEC prior to a specified date in our then existing agreements with Schoemann Venture Capital, LLC;

         In December 1999, Schoemann Venture Capital, LLC and GCD Investments, LLC, an unrelated third party, purchased, for an aggregate consideration of $250,000 and $500,000, respectively, 714,286 and 1,458,571 shares of common stock, respectively, at a price of $0.35 per share. In connection with this transaction, we repriced outstanding warrants to purchase 4,250,000 shares of our common stock. The last sale price of our common stock on December 20, 1999 as quoted on the OTC Bulletin Board was $0.50 per share. These agreements were terminated in January 2000, as described below;

         In January 2000, we issued an additional 240,000 shares to Schoemann Venture Capital, LLC in payment of penalties to Schoemann Venture Capital, LLC resulting from our failure to have a registration statement declared effective by the SEC prior to a specified date in our then existing agreements with Schoemann Venture Capital, LLC;

         In January 2000, we terminated the December agreements and entered into an agreement with Schoemann Venture Capital, LLC, pursuant to which we agreed to sell for $250,000 (less certain costs) warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.25 per share; and

         In January 2000, we agreed to issue warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.25 per share in payment of penalties to Schoemann Venture Capital, LLC resulting from our failure to have a registration statement declared effective by the SEC prior to a specified date in the prior agreements with Schoemann Venture Capital, LLC. We also agreed that the exercise price for all outstanding warrants to purchase 4,500,000 shares of our common stock that were previously sold to Schoemann Venture Capital, LLC would be further reduced to $0.25 per share. Finally, we agreed that all rights and obligations of the parties under the earlier agreements with Schoemann Venture Capital, LLC, aside from certain registration rights and rights to receive a 5% commission on certain sales of our securities, were terminated in all respects.

         In January 2000, as part of the same financing with Schoemann Venture Capital, LLC in January 2000, we entered into an agreement with GCD Investments, LLC, a five percent beneficial owner, which replaced an existing agreement dated December 20, 1999, pursuant to which we agreed to sell warrants to 2,300,000 shares of our common stock at an exercise price of $0.25 per share. GCD Investments paid us $500,000, less certain costs, in consideration of the issuance of the warrants. GCD Investments became a five percent beneficial owner as a result of this transaction.

         In June 2000, we agreed to reprice 4,500,000 warrants issued to Schoemann Venture Capital, LLC in January, April, and June of 1999 to an exercise price of approximately $.12 per share. These warrants were then immediately exercised for 4,500,000 shares of our common stock.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT                             DESCRIPTION
-------                             -----------
2.1      Agreement and Plan of Acquisition Agreement dated July 14, 1999 between Affinity International Systems, Inc. ("Affinity")
         and SunStyle International Holidays, Inc. (1)

2.2      Affinity/Prestige Acquisition Agreement dated January 1, 1999 (1)

2.3      Asset Purchase Agreement between Affinity Design-A-Tour, Inc. dated February 3, 1999 (1)

2.4      Asset Purchase Agreement between Affinity and Integrity Credit Services, Inc. (d/b/a Intrepid Travel and/or Goldmark
         Travel) dated July 15, 1999 (1)

2.5      Agreement dated December 29, 1999 between Affinity, Prestige Travel Services II, Anita LaScala, Ron LaScala, Kimberly
         LaScala and Prestige Travel Systems (1)

3.1      Articles of Incorporation, as amended (1)

3.2      Bylaws of Affinity International Travel Systems, Inc. (2)

4.1      Specimen Certificate of Common Stock (1)

4.2      Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated December 2, 1998 (1)

4.3      Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated December 2, 1998 (1)

4.4      Amendment to Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 21, 1999 (1)

4.5      Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 15, 1999 (1)

4.6      Restatement of Subscription Agreement between Affinity and Schoemann Venture Capital, LLC date January 31, 1999 (1)

4.7      Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated April 23, 1999 (1)

4.8      Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated April 23, 1999 (1)

4.9      Consulting Agreement between Affinity and Schoemann Venture Capital, LLC dated April 23, 1999 (1)

4.10     Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated June 10, 1999 (1)

4.11     Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated June 10, 1999 (1)

4.12     Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated December 20, 1999 (1)

4.13     Letter Agreement between Affinity and Schoemann Venture Capital, LLC effective date as of September 1, 1999 (1)

4.14     First Amended and Restated Consulting Agreement between Schoemann Venture Capital, LLC dated June 1, 1999 (1)

4.15     Termination of Agreements by and between Affinity and Schoemann Venture Capital, LLC dated January 26, 2000 (1)

4.16     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         January 15, 1999, as amended on January 31, 1999 (1)

4.17     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         April 23, 1999 (1)

4.18     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         June 1, 1999 (1)

4.19     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         June 10, 1999 (1)

4.20     Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 26, 2000 regarding an
         Amendment and Restatement of the Subscription Agreement dated December 20, 1999 (1)

4.21     Subscription Agreement between Affinity and GCD Investments, LLC dated December 20, 1999 (1)

4.22     Termination of Agreements between Affinity and GCD Investments, LLC dated January 26, 1999 (1)

4.23     Warrant Subscription Agreement between Affinity and GCD Investments, LLC dated January 26, 2000 regarding an Amendment and Restatement of the Subscription Agreement dated December 20, 1999 (1)

4.24     Amended and Restated Stock Purchase Warrant dated January 26, 2000 and regarding the shares issued to Schoemann Venture
         Capital, LLC on January 15, 1999 (1)

4.25     Amended and Restated Stock Purchase Warrant dated January 26, 2000 and regarding the shares issued to Schoemann Venture
         Capital, LLC on April 23, 1999 (1)

4.26     Amended and Restated Stock Purchase dated January 26, 2000 and regarding the shares issued to Schoemann Venture Capital,
         LLC on June 1, 1999 (1)

4.27     Amended and Restated Stock Purchase Warrant dated January 26, 2000 and regarding the shares issued to Schoemann Venture
         Capital, LLC on June 10, 1999 (1)

4.28     Stock Purchase Warrant issued to Schoemann Venture Capital, LLC dated December 20, 1999 (1)

4.29     Stock Purchase Warrant issued to GCD Investments, LLC dated December 20, 1999 (1)

4.30     Form of Subscription Agreement used in connection with Affinity's Private Placement in January 2000 (1)

4.31     Form of Warrant used in connection with Affinity's Private Placement in January 2000 (1)

4.32     Incentive Stock Option Agreement between Affinity and Daniel G. Brandano dated July 1, 1999 (1)

4.33     Promissory Note payable to the order of Schoemann Venture Capital, L.L.C. in the amount of $30,000 dated August 25, 2000.
         *

4.34     Promissory Note payable to the order of Schoemann Venture Capital, L.L.C. in the amount of $100,000 dated August 28,
         2000. *

10.1     Lease Agreement Between Affinity and City Center Associates, Ltd. dated May 27, 1999 (1)

10.2     Employment Agreement dated July 1, 1999 between Affinity and Daniel Brandano (1)

10.3     Employment Agreement dated July 1, 1999 between SunStyle International Holidays, Inc. and Mark S. Mandula, as amended (1)

10.4     1999 Combination Stock Option Plan (1)

10.5     Management Agreement and Option to Purchase effective as of April 5, 1999 (1)

10.6     Termination and Settlement Agreement between Affinity, Prestige Travel Services II and Kenneth Wiggins effective as of
         April 5, 1999 (1)

10.7     Software License Agreement between SunStyle International Holidays City and The SABRE Group, Inc. dated April 26, 1997
         (2)

10.8     Amendment No. 1 effective June 1, 1999 of Software License Agreement dated April 26, 1997 (2)

10.9     Consulting Agreement between Affinity and James E. Hicks dated December 20, 1999 (1)

10.10    Sabre Tourguide Agreement between the Sabre Group, Inc. and SunStyle International Holidays, Inc. (2)

10.11    Consulting Agreement between Affinity and Schoemann Venture Capital, L.L.C dated August 25, 2000. *

21.1     Subsidiaries of Affinity International Travel Systems, Inc. (1)

27.1     Financial Data Schedule  *

-------------------------

(1) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 13, 2000.

(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 27, 2000.

*      Filed herewith.


(B)      REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.

Date: October 13, 2000               BY: /s/ Daniel G. Brandano, Jr.
                                         ---------------------------------------------------
                                         Daniel G. Brandano, Jr., Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 13, 2000               BY: /s/ Daniel G. Brandano, Jr.
                                         ---------------------------------------------------
                                         Daniel G. Brandano, Jr., President, Chief Executive
                                         Officer and Director

Date: October 13, 2000               BY: /s/ Joan Brandano
                                         ---------------------------------------------------
                                         Joan Brandano, Secretary and Director

Date: October 13, 2000               BY: /s/ John Vahl
                                         ---------------------------------------------------
                                         John Vahl, Director

                                  EXHIBIT INDEX

EXHIBIT                                              DESCRIPTION
-------                                              -----------

2.1      Agreement and Plan of Acquisition Agreement dated July 14, 1999 between Affinity International Systems, Inc. ("Affinity")
         and SunStyle International Holidays, Inc.  (1)

2.2      Affinity/Prestige Acquisition Agreement dated January 1, 1999  (1)

2.3      Asset Purchase Agreement between Affinity Design-A-Tour, Inc. dated February 3, 1999  (1)

2.4      Asset Purchase Agreement between Affinity and Integrity Credit Services, Inc. (d/b/a Intrepid Travel and/or Goldmark
         Travel) dated July 15, 1999  (1)

2.5      Agreement dated December 29, 1999 between Affinity, Prestige Travel Services II, Anita LaScala, Ron LaScala, Kimberly
         LaScala and Prestige Travel Systems  (1)

3.1      Articles of Incorporation, as amended  (1)

3.2      Bylaws of Affinity International Travel Systems, Inc. (2)

4.1      Specimen Certificate of Common Stock  (1)

4.2      Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated December 2, 1998  (1)

4.3      Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated December 2, 1998  (1)

4.4      Amendment to Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 21, 1999  (1)

4.5      Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 15, 1999  (1)

4.6      Restatement of Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 31, 1999  (1)

4.7      Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated April 23, 1999  (1)

4.8      Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated April 23, 1999  (1)

4.9      Consulting Agreement between Affinity and Schoemann Venture Capital, LLC dated April 23, 1999  (1)

4.10     Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated June 10, 1999  (1)

4.11     Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated June 10, 1999  (1)

4.12     Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated December 20, 1999  (1)


4.13     Letter Agreement between Affinity and Schoemann Venture Capital, LLC effective date as of September 1, 1999  (1)

4.14     First Amended and Restated Consulting Agreement between Schoemann Venture Capital, LLC dated June 1, 1999  (1)

4.15     Termination of Agreements by and between Affinity and Schoemann Venture Capital, LLC dated January 26, 2000  (1)

4.16     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         January 15, 1999, as amended on January 31, 1999  (1)

4.17     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         April 23, 1999  (1)

4.18     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         June 1, 1999  (1)

4.19     Warrant Subscription Agreement dated January 26, 2000 which amends and restates the Warrant Subscription Agreement dated
         June 10, 1999  (1)

4.20     Warrant Subscription Agreement between Affinity and Schoemann Venture Capital, LLC dated January 26, 2000 regarding an
         Amendment and Restatement of the Subscription Agreement dated December 20, 1999  (1)

4.21     Subscription Agreement between Affinity and GCD Investments, LLC dated December 20, 1999  (1)

4.22     Termination of Agreements between Affinity and GCD Investments, LLC dated January 26, 1999  (1)

4.23     Warrant Subscription Agreement between Affinity and GCD Investments, LLC dated January 26, 2000 regarding an Amendment and Restatement of the Subscription Agreement dated December 20, 1999  (1)

4.24     Amended and Restated Stock Purchase Warrant dated January 26, 2000 and regarding the shares issued to Schoemann Venture
         Capital, LLC on January 15, 1999  (1)

4.25     Amended and Restated Stock Purchase Warrant dated January 26, 2000 and regarding the shares issued to Schoemann Venture
         Capital, LLC on April 23, 1999  (1)

4.26     Amended and Restated Stock Purchase dated January 26, 2000 and regarding the shares issued to Schoemann Venture Capital,
         LLC on June 1, 1999  (1)

4.27     Amended and Restated Stock Purchase Warrant dated January 26, 2000 and regarding the shares issued to Schoemann Venture
         Capital, LLC on June 10, 1999  (1)

4.28     Stock Purchase Warrant issued to Schoemann Venture Capital, LLC dated December 20, 1999  (1)

4.29     Stock Purchase Warrant issued to GCD Investments, LLC dated December 20, 1999  (1)

4.30     Form of Subscription Agreement used in connection with Affinity's Private Placement in January 2000  (1)

4.31     Form of Warrant used in connection with Affinity's Private Placement in January 2000  (1)

4.32     Incentive Stock Option Agreement between Affinity and Daniel G. Brandano dated July 1, 1999  (1)


4.33     Promissory Note payable to the order of Schoemann Venture Capital, L.L.C. in the amount of $30,000 dated August 25, 2000.
         *

4.34     Promissory Note payable to the order of Schoemann Venture Capital, L.L.C. in the amount of $100,000 dated August 28,
         2000. *

10.1     Lease Agreement Between Affinity and City Center Associates, Ltd. dated May 27, 1999  (1)

10.2     Employment Agreement dated July 1, 1999 between Affinity and Daniel Brandano  (1)

10.3     Employment Agreement dated July 1, 1999 between SunStyle International Holidays, Inc. and Mark S. Mandula, as amended  (1)

10.4     1999 Combination Stock Option Plan  (1)

10.5     Management Agreement and Option to Purchase effective as of April 5, 1999  (1)

10.6     Termination and Settlement Agreement between Affinity, Prestige Travel Services II and Kenneth Wiggins effective as of
         April 5, 1999 (1)

10.7     Software License Agreement between SunStyle International Holidays City and The SABRE Group, Inc. dated April 26, 1997
         (2)

10.8     Amendment No. 1 effective June 1, 1999 of Software License Agreement dated April 26, 1997  (2)

10.9     Consulting Agreement between Affinity and James E. Hicks dated December 20, 1999  (1)

10.10    Sabre Tourguide Agreement between the Sabre Group, Inc. and SunStyle International Holidays, Inc. (2)

10.11    Consulting Agreement between Affinity and Schoemann Venture Capital, L.L.C dated August 25, 2000. *

21.1     Subsidiaries of Affinity International Travel Systems, Inc. (1)

27.1     Financial Data Schedule  (for SEC use only)*

-------------------------

(1) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 13, 2000.

(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 27, 2000.

*        Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

          AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC. AND SUBSIDIARIES



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        F-2

FINANCIAL STATEMENTS
Consolidated Balance Sheet as of June 30, 2000                                            F-3

Consolidated Statements of Operations for the years ended June 30, 2000 and
 June 30, 1999                                                                            F-4

Consolidated Statements of Stockholders' Deficit for the years ended June 30,
 2000 and June 30, 1999                                                                   F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and
 June 30, 1999                                                                            F-6

Notes to consolidated financial statements                                         F-7 - F-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Affinity International Travel Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Affinity International Travel Systems, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affinity International Travel Systems, Inc. and Subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(A) to the consolidated financial statements, from July 1998 to January 1999 the Company made sales of common stock in reliance upon the exemption from registration contained in Rule 504 of Regulation D. Those sales may have been in violation of Rule 504 of Regulation D. Accordingly, stockholders who purchased shares in those transactions may have rescission rights against the Company; that is, such persons may have the right to compel the Company to repurchase the shares for an amount equal in general to the purchase price paid plus interest. This potential violation may also negatively affect the Company's ability to raise capital when needed and on terms that are acceptable to the Company and that may be required to fund the Company's operations. Also, as described in Note 1(A) to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative working capital and a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                     BDO Seidman, LLP
New York, New York
September 29, 2000

          Affinity International Travel Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 2000


-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT:
  Cash and cash equivalents                                                                        $      39,526
  Restricted certificates of deposit (Note 7)                                                             40,269
  Accounts receivable                                                                                     62,354
  Prepaid accommodations                                                                                 127,466
-------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                                            269,615

RESTRICTED CERTIFICATES OF DEPOSIT (Note 7)                                                              120,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $375,454 (Note 3)                                                                                 1,437,457
GOODWILL, net of accumulated amortization of $99,516                                                      52,262
DEPOSITS                                                                                                 205,231
PREPAID FEES (Note 7)                                                                                  1,040,000
OTHER ASSETS                                                                                              13,433
-------------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                                              $   3,137,998
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                                 $   1,997,937
  Accrued expenses (Note 5)                                                                            1,460,090
  Deferred revenue                                                                                       416,566
  Due to customers                                                                                         9,821
  Current portion of capital lease obligations (Note 7)                                                   11,780
  Convertible debentures (Note 4)                                                                        309,867
-------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                                     4,206,061

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION (NOTE 7)                                                  12,515
-------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                             4,218,576
-------------------------------------------------------------------------------------------------------------------

COMMON STOCK SUBJECT TO RESCISSION (Note 5)                                                            5,613,000

COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 6 and 7)

STOCKHOLDERS' DEFICIT (Notes 1, 4, 5, 6, 7 and 8):
  Common stock, $.001 par value, shares authorized 100,000,000, issued and
    outstanding 20,796,408                                                                                14,027
  Convertible preferred stock, $.001 par value, shares authorized 100,000,000,
  issued and outstanding -0-                                                                                   -
  Additional paid-in capital                                                                          22,060,911
  Accumulated deficit                                                                                (28,768,516)
-------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' DEFICIT                                                                  (6,693,578)
-------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $   3,137,998
===================================================================================================================

          See accompanying notes to consolidated financial statements.

          Affinity International Travel Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations


Year ended June 30,                                                                      2000             1999
------------------------------------------------------------------------------------------------------------------
NET SALES                                                                        $  3,645,409     $  2,324,943

COST OF SALES                                                                       2,605,556        1,585,807
-----------------------------------------------------------------------------------------------------------------

         Gross profit                                                               1,039,853          739,136
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                                               2,655,855        1,160,678
  Salaries and wages (Note 8)                                                       3,050,051        1,159,709
  Consulting fees                                                                     135,995          276,670
  Consulting fees to related party (Note 6)                                           160,018          705,682
  Rent                                                                                296,476          167,058
-----------------------------------------------------------------------------------------------------------------

         TOTAL OPERATING EXPENSES                                                   6,298,395        3,469,797
-----------------------------------------------------------------------------------------------------------------

         Operating loss                                                            (5,258,542)      (2,730,661)
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                                                      19,651            1,775
  Interest expense (Notes 5 and 10)                                                  (960,076)        (652,570)
  Interest expense to related party (Notes 4 and 10)                                        -       (2,222,000)
  Finance charges to related party (Note 4)                                       (14,886,000)               -
  Other income, net                                                                    54,674           13,374
  Loss on disposals and abandonment of assets (Note 3)                               (605,639)               -
-----------------------------------------------------------------------------------------------------------------

         TOTAL OTHER EXPENSE                                                      (16,377,390)      (2,859,421)
-----------------------------------------------------------------------------------------------------------------

NET LOSS                                                                         $(21,635,932)    $ (5,590,082)
-----------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                     $      (1.54)    $       (.89)
-----------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                14,093,477        6,290,174
-----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

          Affinity International Travel Systems, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit


                                                                                                                Convertible
                                                                                     Common Stock             Preferred Stock
                                                                               -------------------------   ----------------------
                                                                                                    Par                      Par
                                                                                 Shares           Value       Shares       Value
----------------------------------------------------------------------------------------------------------------------------------


BALANCE, June 30, 1998                                                         4,902,894       $  4,903            -      $    -
  Issuance of common stock related to reverse acquisition                        330,840            331            -           -
  Beneficial conversion feature in convertible debentures and common
    stock warrants issued to related party                                             -              -            -           -
  Issuance of common stock for conversion of debentures to related party       4,934,286          4,934            -           -
  Issuance of convertible preferred stock for acquisition                              -              -      800,000         800
  Issuance of common stock for acquisition                                        36,320             36            -           -
  Issuance of common stock for warrants exercised                                200,000            200            -           -
  Issuance of common stock for compensation and services                         182,433            182            -           -
  Issuance of common stock warrants for services by related party                      -              -            -           -
  Sale of common stock                                                         1,676,392          1,677            -           -
  Reclassification of common shares subject to rescission                              -         (6,769)           -           -
  Net loss                                                                             -              -            -           -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                                                        12,263,165          5,494      800,000         800
  Issuance of common stock for acquisition                                       140,000            140            -           -
  Beneficial conversion feature in convertible debentures and common
    stock warrants                                                                     -              -            -           -
  Issuance of common stock options for compensation                                    -              -            -           -
  Issuance of common stock for conversion of preferred stock                   1,497,076          1,497     (800,000)       (800)
  Sale of common stock                                                         1,861,894          1,862            -           -
  Issuance of common stock for compensation and services                         921,349            921            -           -
  Issuance and repricing of common stock warrants                                      -              -            -           -
  Issuance of common stock for conversion of debentures                           25,000             25            -           -
  Return of common stock through disposal of Prestige Travel Services II,
    Inc.                                                                      (1,497,076)        (1,497)           -           -
  Issuance of common stock for financing charges to related party              1,080,000          1,080            -           -
  Issuance of common stock for warrants exercised by related party             4,505,000          4,505            -           -
  Issuance of common stock warrants                                                    -              -            -           -
  Net loss                                                                             -              -            -           -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000                                                        20,796,408       $ 14,027            -      $    -
==================================================================================================================================


                                                                                 Additional                            Total
                                                                                    Paid-in     Accumulated    Stockholders'
                                                                                    Capital         Deficit          Deficit
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998                                                        $   1,098,514    $ (1,542,502)    $   (439,085)
  Issuance of common stock related to reverse acquisition                              (331)              -                -
  Beneficial conversion feature in convertible debentures and common
    stock warrants issued to related party                                        2,222,000               -        2,222,000
  Issuance of common stock for conversion of debentures to related party          2,217,066               -        2,222,000
  Issuance of convertible preferred stock for acquisition                         1,599,200               -        1,600,000
  Issuance of common stock for acquisition                                           74,964               -           75,000
  Issuance of common stock for warrants exercised                                    69,800               -           70,000
  Issuance of common stock for compensation and services                            228,348               -          228,530
  Issuance of common stock warrants for services by related party                   682,500               -          682,500
  Sale of common stock                                                              599,852               -          601,529
  Reclassification of common shares subject to rescission                        (5,606,231)              -       (5,613,000)
  Net loss                                                                                -      (5,590,082)      (5,590,082)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                                                            3,185,682      (7,132,584)      (3,940,608)
  Issuance of common stock for acquisition                                          117,992               -          118,132
  Beneficial conversion feature in convertible debentures and common
    stock warrants                                                                  313,200               -          313,200
  Issuance of common stock options for compensation                                 750,000               -          750,000
  Issuance of common stock for conversion of preferred stock                           (697)              -                -
  Sale of common stock                                                            2,186,035               -        2,187,897
  Issuance of common stock for compensation and services                          1,011,713               -        1,012,634
  Issuance and repricing of common stock warrants                                13,656,915               -       13,656,915
  Issuance of common stock for conversion of debentures                              24,975               -           25,000
  Return of common stock through disposal of Prestige Travel Services II,
    Inc.                                                                         (1,553,280)              -       (1,554,777)
  Issuance of common stock for financing charges to related party                 1,207,920               -        1,209,000
  Issuance of common stock for warrants exercised by related party                  510,407               -          514,912
  Issuance of common stock warrants                                                 650,049               -          650,049
  Net loss                                                                                -     (21,635,932)     (21,635,932)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000                                                        $  22,060,911    $(28,768,516)    $ (6,693,578)
==============================================================================================================================

                    See accompanying notes to consolidated financial statements.

          Affinity International Travel Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


Year ended June 30,                                                                             2000           1999
--------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH USED FOR OPERATING ACTIVITIES:

  Net loss                                                                              $(21,635,932)   $(5,590,082)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                            383,452        151,613
    Amortization of discount on convertible debt                                             273,067             --
    Amortization of discount on convertible debt to related party                                 --      2,222,000
    Loss on disposals and abandonment of assets                                              605,639          3,623
    Gain on sale of Prestige Travel Services II, Inc.                                        (75,000)            --
    Loss on sale of Goldmark Travel                                                            5,265             --
    Write off of prepaid expenses                                                             48,273             --
    Write off of notes receivable                                                                 --         10,000
    Issuance of common stock for compensation and services                                   387,634        206,655
    Issuance of common stock warrants for services to related party                               --        682,500
    Issuance of common stock options for compensation                                        750,000             --
    Repricing of common stock warrants per warrant agreements and issuance of common
      stock to related party for financing charges                                        14,886,000             --
    Legal fees in connection with repricing of common stock warrants                         (20,085)            --
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                     49,550        (59,838)
      Prepaid accommodations                                                                   1,005        (96,951)
      Prepaid expenses                                                                      (415,000)        10,852
      Accounts payable                                                                     1,390,346         35,767
      Accrued expenses                                                                       522,609        765,478
      Deferred revenue                                                                       168,379        197,570
      Due to customers                                                                        (4,044)       (54,201)
--------------------------------------------------------------------------------------------------------------------

Net cash used for operating activities                                                    (2,678,842)    (1,515,014)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption (purchase) of restricted certificate of deposit                                  35,011       (163,148)
  Purchase of property and equipment                                                      (2,036,427)       (87,696)
  Proceeds from sale of property and equipment                                                 1,020             --
  Cash paid for acquisition of SunStyle International Holidays, Inc.                              --        (28,558)
  Cash paid for acquisition of Prestige Travel Services II, Inc.                                  --         (6,185)
  Cash obtained from acquisition of Prestige Travel Services II, Inc.                             --         33,428
  Cash paid for acquisition of Intrepid Travel                                                (1,018)            --
  Net proceeds from sale of Goldmark Travel                                                   30,000             --
  Net proceeds from sale of Prestige Travel Services II, Inc.                                 56,390             --
  Increase in deposits                                                                      (165,001)       (11,050)
  Net (increase) decrease in other assets                                                      1,778        (23,250)
--------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                                    (2,078,247)      (286,459)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of notes payable                                                        (12,000)       (34,889)
  Principal payments of long-term debt                                                            --        (13,984)
  Principal payments of capital lease obligations                                            (14,039)       (12,448)
  Proceeds from issuance of convertible debentures                                           350,000         25,000
  Proceeds from issuance of convertible debentures to related party                               --      2,222,000
  Net proceeds from sale of common stock                                                   2,187,897        671,529
  Net proceeds from exercise of common stock warrants                                        514,912             --
  Proceeds from issuance of common stock warrants                                            650,049             --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                  3,676,819      2,857,208
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,080,270)     1,055,735
CASH AND CASH EQUIVALENTS, beginning of year                                               1,119,796         64,061
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                                  $     39,526     $1,119,796
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.    NATURE OF            Nature of Organization
      ORGANIZATION         Affinity International Travel Services, Inc. and
                           Subsidiaries, formerly Medanco, Inc. ("Medanco"), through its wholly-owned subsidiaries, currently provides packaged vacation programs, as well as airline, car rental, hotel and cruise ship reservations for both retail travel agents and direct consumers.

                           The consolidated financial statements include the accounts of Affinity International Travel Systems, Inc. ("Affinity" or collectively the "Company") and its wholly-owned subsidiaries, Affinity International Travel Services, Ltd.; Prestige Travel Services II, Inc.; Design-A-Tour, Inc.; Travel Systems, Inc.; Intrepid Travel; Goldmark Travel; and SunStyle International Holidays, Inc. ("SunStyle"), SunStyle International Holidays, Ltd.; and SunStyle International Holidays of California, Inc. All intercompany balances and transactions have been eliminated.

                           (A)      Going Concern and Liquidity

                                    The Company's consolidated financial
                                    statements are presented on the going
                                    concern basis, which contemplates the
                                    realization of assets and satisfaction of liabilities in the normal course of business. The Company has been advised that certain transactions described in Note 5 may have been in violation of Rule 504 of Regulation D of the Securities Act of 1933, as amended. There is no assurance that a violation has not occurred, that a rescission offer to holders of the common stock will not have to be made and that these stockholders will not exercise rights they may have to rescind the transactions that resulted in their receipt of Affinity's common stock.

                                    The Company does not have sufficient cash reserves to repurchase its common stock subject to possible rescission. Further, the Company has no line of credit or loans for working capital and it relies upon proceeds from the sale of equity securities or debentures to fund negative cash flow from operations and its capital expenditures related to the implementation of its internet strategies.

                                    The Company had a net loss for the year
                                    ended June 30, 2000 of approximately
                                    $21,636,000, of which $17,353,000 was
                                    attributable to noncash expenses as
                                    follows: $750,000 related to the issuance of options to an employee with below-market exercise prices, $14,880,000 related to the issuance of common stock, repricing of existing warrants, and the issuance of new warrants and $673,000 relating to accrued interest on the rescission liability, $388,000 relating to common stock issued for compensation and services, $383,000 relating to amortization and depreciation and $273,000 relating to a discount on convertible debt.

                                    For the year ended June 30, 2000, the
                                    Company's operations used approximately
                                    $2,679,000 and the Company's investing
                                    activities used approximately $2,078,000 in cash. Cash used for investing activities during the year ended June 30, 2000 included the expenditure of

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                    approximately $2,036,000 for computer
                                    equipment. Net cash provided by financing activities for the year ended June 30, 2000 of approximately $3,677,000 related primarily to proceeds from the issuance of common stock and warrants totaling approximately $3,353,000 and the proceeds from the issuance of convertible debentures of $350,000.

                                    As of June 30, 2000, the Company had a
                                    working capital deficit of approximately
                                    $3,936,000, total stockholders' deficit of approximately $6,694,000, a total of 20,796,408 shares outstanding and outstanding warrants and options to purchase 5,601,279 and 2,165,000 shares of common stock with average exercise prices of $.43 and $.54 per share, respectively.

                                    The Company expects net losses and negative cash flow to continue for the foreseeable future and anticipates that losses and the use of cash will increase significantly from current levels because the Company expects to incur significant expenses and capital expenditures related to the implementation of the Company's internet strategies.

                                    As of September 29, 2000, the Company had warrants and options outstanding to purchase 1,427,657 and 3,033,500 shares of common stock with average exercise prices of $.93 and $.67 per share, respectively. If all currently outstanding warrants and options were exercised, the Company would receive gross proceeds of approximately $3,364,000. However, there can be no assurance the holders of these warrants and options will exercise their right under these financial instruments at such time as the Company is in need of additional capital or before the warrants and options expire.

                                    In order to fund the Company's operations and continue the implementation of their internet business strategies, the Company anticipates the need to raise at least $4.0 million in additional capital during fiscal 2001. The Company anticipates that its online booking engines and primary website, www.faraway.com, will be developed and operational within the first half of the year. The Company believes that it will need to use $1.5 million of additional capital raised to complete the development of the booking engines and primary website. In addition, the Company will need to raise a portion of the additional capital immediately to fund negative cash flow from operations and fund capital expenditures related to the implementation of its internet business strategies.

                                    The potential violation of Rule 504
                                    described above may negatively affect the Company's ability to continue to raise capital when needed and on terms that are acceptable to the Company as investors may be hesitate to invest in the Company because of this potential rescission liability. The existence of the possible rescission liability without sufficient working capital to satisfy this potential obligation and possible restrictions on the

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                    Company's access to capital raise
                                    substantial doubt about the Company's
                                    ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                           (B) Acquisition of Sunstyle International Holidays, Inc.

                                    On July 31, 1998, Affinity acquired
                                    SunStyle, and SunStyle became a
                                    wholly-owned subsidiary of Affinity.
                                    Pursuant to the acquisition agreement, all the outstanding common stock of SunStyle was acquired by Affinity and the following occurred:

                                    1.       Affinity effected a 1.75-to-1
                                             reverse stock split, after which
                                             it had 330,840 of its 100,000,000
                                             authorized shares of $.001 par
                                             value common stock outstanding.

                                    2.       The holders of SunStyle common
                                             stock received one common share of
                                             Affinity for each common share
                                             held of SunStyle, which
                                             represented 4,902,894 shares or
                                             approximately 94% of the 5,233,734
                                             shares of common stock of Affinity
                                             outstanding after the acquisition.

                                    3.       The officers and director of
                                             Affinity resigned, and the former
                                             officers and directors of SunStyle
                                             were appointed officers and
                                             directors of Affinity.

                                    Although SunStyle was acquired by Affinity, the transaction was accounted for as a purchase of Affinity by SunStyle (a reverse acquisition in which SunStyle is considered the acquirer for accounting purposes) since the previous stockholders of SunStyle obtained a majority of the voting rights of Affinity as a result of this transaction. Therefore, the historical financial statements herein are those of SunStyle up to July 31, 1998, the acquisition date. Immediately after the acquisition, the Company's balance sheet included the accounts of Affinity and SunStyle. The historical operations and related financial statements of Affinity prior to the acquisition were insignificant, and therefore, pro forma information (assuming the acquisition had taken place at the beginning of the respective period) is not presented.

                                    The purchase price for Affinity consisted solely of the acquisition costs incurred of $28,558. As the common stock of Affinity had no recent activity and Affinity had no operations or net book value, no value was allocated to the common stock issued for the acquisition.

                           (C) Acquisition and Sale of Prestige Travel Services II, Inc.

                                    On January 1, 1999, the Company acquired all of the outstanding stock of Prestige Travel Services II, Inc. ("Prestige"), a retail travel agency

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                    with an independent agent sales program and an internet cruise brokerage operation known as Cruise Brokers.com., for $1,600,000, paid through the issuance of 800,000 shares of convertible preferred stock. Prestige operated offices in Tampa and Ft. Lauderdale, Florida. The transaction was accounted for as a purchase. The agreement provided for the measurement of the conversion price to be made on August 1, 1999 based on the average trading price of the Company's common stock for the preceding 20 days' average trading price. The conversion price on August 1, 1999 was determined to be $1.06875 per share of common stock, resulting in 1,497,076 shares of common stock subsequent to the conversion of the preferred stock. The purchase price, including acquisition costs of $107,715, plus the excess of the liabilities assumed over the fair market value of the assets acquired of $1,750,361, was recorded as goodwill and was being amortized on a straight-line basis over ten years.

                                    Acquisition costs included $85,000 payable to an unrelated third party as a finder's fee, of which $5,000 had been paid as of June 30, 1999. The remaining $80,000 was accrued as of June 30, 1999 and was converted into 74,854 shares of the Company's common stock. The conversion price was determined at August 1, 1999 based on the defined average trading price of the Company's common stock.

                                    On December 29, 1999, the Company sold all the outstanding common stock of Prestige to its original owners for $75,000 in cash plus the return of 1,497,076 shares of the Company's common stock valued at $1,554,777, or approximately $1.04 per share. The Company recorded a gain of $75,000 on the transaction and subsequently cancelled this common stock.

                                    The operating results of Prestige have been included in the consolidated statements of operations from the date of acquisition through the date of its disposal. The following pro forma information has been prepared assuming the sale of Prestige, which was deemed to be a significant disposal of assets, had taken place immediately prior to July 1, 1999. The pro forma information includes adjustments to remove the operating results of Prestige, related amortization of goodwill arising from the initial acquisition and the gain on disposal. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                           Year ended June 30, 2000             (Unaudited)
                           -------------------------------------------------

                           Total revenues                      $  3,055,633
                           Net loss                             (21,576,344)
                           Net loss per common share                  (1.61)
                           -------------------------------------------------

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                           (D)      Acquisition of Design-A-Tour, Inc.

                                    On February 8, 1999, the Company entered into an asset purchase agreement in which it acquired the assets of Design-A-Tour, Inc. in exchange for $75,000 of the Company's convertible preferred stock in a transaction accounted for under the purchase method of accounting. The purchase agreement was subsequently amended to provide for the issuance of 36,320 shares of the Company's common stock valued at approximately $2.07 per share (the quoted market value on the acquisition date) in lieu of the convertible preferred stock.

                                    The entire purchase price was allocated to the assets acquired based on their estimated fair market value. The assets included furniture and equipment, an internet web site, rights to use a search engine on that web site and the rights to make airline reservations under a related servicing agreement. The acquired tangible and intangible assets were being depreciated and amortized over their estimated useful lives of three to five years. On June 16, 2000, the Company temporarily suspended operations and intends to start up operations in the near future.

                           (E)      Acquisition of Integrity Credit Services,
                                    Inc.

                                    On July 5, 1999, the Company acquired
                                    certain assets of Integrity Credit Services, Inc. ("Integrity") in exchange for 140,000 shares of the Company's common stock. The value ascribed to the shares of $118,132 was based on the fair quoted market value of the Company's common stock on the acquisition date. The excess of the purchase price over the fair market value of the assets acquired of $51,232 was recorded as goodwill. Integrity operated a series of travel agencies located in Seminole and St. Petersburg, Florida under the trade names Intrepid Travel and Goldmark Travel. The Company also entered into an employment agreement with the seller of Integrity which provides for payment of salary through July 2002.

                           (F)      Sale of Business Unit

                                    On January 7, 2000, the Company sold certain assets and related operations of a business unit that was acquired on July 5, 1999 as part of the Integrity acquisition for $30,000 in cash and recognized a loss of $5,265 on the transaction. Revenues and related expenses from this business unit were not material to the Company's consolidated operations during the year ended June 30, 2000.

                                    The operating results of the significant acquired businesses have been included in the consolidated statements of operations from the dates of acquisition. The following pro forma information has been prepared assuming certain of the acquisitions above, which were deemed to be significant acquisitions, had taken place on July 1, 1998. The pro forma information includes adjustments for interest expense that would have

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    been incurred to finance the purchases,
                                    additional depreciation based on the fair value of property acquired and the amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on July 1, 1998.

                                    Year ended June 30, 1999                                          (Unaudited)
                                    -------------------------------------------------------------------------------

                                    Total revenues                                                    $  3,588,584
                                    Net loss                                                            (5,722,932)
                                    Net loss per common share                                                 (.91)
                                    ===============================================================================

                                    The results of operations of the
                                    insignificant acquisitions were not material to the Company's consolidated results of operations.

2.      SUMMARY OF         (A)      Cash and Cash Equivalents
        SIGNIFICANT
        ACCOUNTING                  For purposes of the statement of cash flows,
        POLICIES                    the Company considers all highly liquid
                                    debt instruments purchased with a maturity of three months or less to be cash equivalents.

                           (B)      Revenue Recognition

                                    The Company sells travel packages through both wholesale and retail operations. The revenues and cost of sales from wholesale operations are recorded at the gross amounts received from customers and the amounts paid to vendors. The Company negotiates the prices it pays to its vendors and sets the prices that it sells to customers and therefore bears the financial risks of the transactions. The revenues and cost of sales from the retail operations are recorded on a net basis. The revenues consist primarily of commissions earned by travel agents on the sales of products and the cost of sales consist primarily of commissions paid to independent travel agents. For these transactions, the travel agents merely act as intermediaries for the customers and vendors thereby earning a commission.

                                    Advance payments made by customers are
                                    recorded as deferred revenue and advance payments made to vendors are recorded as prepaid accommodations. Revenues and related expenses are recognized when the revenue is earned, which varies by the type of product. Revenues from airline ticket sales are recorded when the tickets are issued. Revenues from cruise and tour sales are recognized at the customer's departure date. Revenues from hotel sales and auto rentals are not recognized until the customer utilizes them. The related commissions due to travel agents are recorded as a cost of sales and are payable at the same time the underlying revenue is recognized.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           (C)      Property and Equipment and Depreciation

                                    Property and equipment are stated at cost.
                                    Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial statement purposes and by accelerated methods for income tax purposes.

                           (D)      Advertising Costs

                                    The Company expenses advertising costs as incurred. The total advertising costs charged to expense were approximately $42,000 and $44,000 for the years ended June 30, 2000 and 1999, respectively.

                           (E)      Income Taxes

                                    The Company accounts for income taxes on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income taxes is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred tax assets being reduced by a valuation allowance in the event that realization of the deferred tax asset can not be considered more likely than not.

                           (F)      Net Loss per Common Share

                                    Net loss per common share is based upon the weighted average number of common shares outstanding during each period. Potential common shares have not been considered in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Potential common shares consist of 7,768,279 common stock options and warrants and 500,000 common shares for convertible debt as of June 30, 2000 and 4,505,000 common stock warrants and 800,000 shares of convertible preferred stock as of June 30, 1999.

                           (G)      Use of Estimates

                                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           (H)      Financial Instruments

                                    Statement of Financial Accounting Standards
                                    ("SFAS") No. 107, "Disclosures about Fair
                                    Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2000.

                                    The respective carrying value of certain balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible debentures and capital lease obligations. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                           (I)      Impairment of Long-Lived Assets

                                    Assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value.

                           (J)      Stock-Based Compensation

                                    The Company accounts for stock-based
                                    compensation under the provisions of SFAS
                                    No. 123, "Accounting for Stock-Based
                                    Compensation." As permitted by SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation to employees. Stock options and warrants granted to nonemployees and creditors are valued using a Black-Scholes option pricing model with appropriate assumptions for risk-free investment rates, expected lives, dividend yields and volatility factors. The value of options and warrants granted or issued to nonemployees is charged to appropriate asset or expense accounts when the options and warrants are granted or issued.

                           (K)      Recent Accounting Pronouncements

                                    In June 1998, the Financial Accounting
                                    Standards Board ("FASB") issued SFAS No.
                                    133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    income in the period of change. SFAS No.
                                    133, as amended by SFAS No. 137, is
                                    effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                    Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its financial statements.

                                    In March 2000, the FASB issued
                                    Interpretation No. 44 ("FIN 44"),
                                    "Accounting for Certain Transactions
                                    Involving Stock Compensation, an
                                    Interpretation of APB Opinion No. 25." FIN
                                    44 clarifies the application of APB Opinion
                                    No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25,
                                    (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
                                    (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have a material effect on the Company's historical financial position or results of operations but may impact the accounting for grants or awards in future periods.

                                    On December 3, 1999, the SEC issued Staff
                                    Accounting Bulletin 101 ("SAB 101"), Revenue
                                    Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first fiscal of fiscal year beginning after December 15, 1999. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

                           (L)      Reclassifications

                                    Certain items have been reclassified in the 1999 financial statements to conform to the 2000 presentation.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

3.      PROPERTY AND                Property and equipment at June 30, 2000 are
        EQUIPMENT                   summarized as follows:


                                                                                       Useful
                                                                                        Lives
                                    ---------------------------------------------------------------------------

                                    Leasehold improvements                             3-5 yrs.    $     23,814
                                    Furniture and equipment                            5-7 yrs.       1,063,496
                                    Computer software                                    3 yrs.         725,601
                                    ---------------------------------------------------------------------------
                                                                                                      1,812,911
                                    Less accumulated depreciation                                      (375,454)
                                    ---------------------------------------------------------------------------
                                                                                                   $  1,437,457
                                    ===========================================================================

                                    FarAway.com Website Development

                                    As part of the FarAway.com website
                                    development process, the Company has used a combination of in-house technology personnel and multiple outside programming and site development consultants. During the year ended June 30, 2000, the Company entered into contracts which include billing for work-in-process totaling $712,172. Due to a lack of desired functionality, the Company terminated several of these contracts and charged to expense $587,000 of the total billings under these contracts that were initially capitalized in property and equipment. At June 30, 2000, approximately $512,000 of this amount is recorded in accounts payable and is being disputed by the Company, due to nonperformance under these contracts (see Note 7).

4.      CONVERTIBLE                 On January 15, 1999, the Company issued a
        DEBT AND                    convertible note to a significant
        WARRANTS                    stockholder  in the  amount of  $222,000.
                                    The note was immediately convertible into 634,286 shares of the Company's common stock at a conversion price of $.35 per share, which was below the quoted market price of the Company's common stock on the date of issuance. The value of the beneficial conversion feature was approximately
                                    $1,522,000, of which $222,000 was
                                    immediately charged to interest expense as the debt discount related to the beneficial conversion feature is limited to the original balance of the note. The note was converted into common stock on February 1, 1999.


                                    The Company granted warrants to purchase
                                    250,000 shares of its common stock at $.35 per share in connection with the convertible note issued on January 15, 1999. The
                                    warrants were immediately exercisable and expire two years from the date of grant. The value of these warrants was not recorded as the maximum debt discount related to the convertible note had previously been recorded. These warrants were subsequently repriced and were exercised on June 22, 2000 (see Note 8).

                                    On April 14, 1999, the Company issued a
                                    convertible debenture to an individual in the amount of $25,000. The debenture was immediately convertible into 25,000 shares of the Company's common stock at a conversion

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    price of $1.00 per share, which approximated the quoted market price for the Company's common stock on the date of issuance. In connection with this debenture, the Company also issued warrants to purchase 5,000 shares of the Company's common stock with an exercise price of $1.00 per share. The value of these warrants was approximately $4,000 determined using the Black-Scholes option-pricing model at the date of grant with the following assumptions: 0% dividend yield, an expected life of two years; expected volatility of 140% and a risk-free interest rate of 5.8% and has been charged to interest expense for the year ended June 30, 1999. The debenture was converted into common stock on December 22, 1999, and the warrants were exercised on March 9, 2000.

                                    On April 23, 1999, the Company issued a
                                    convertible note to a significant
                                    stockholder in amount of $1,000,000. The note was immediately convertible into 2,300,000 shares of the Company's common stock at a conversion price of $.43 per share, which was below the quoted market price of the Company's common stock on the date of issuance. The value of the beneficial conversion feature was approximately $1,084,000, of which $1,000,000 was immediately charged to interest expense as the debt discount related to the beneficial conversion feature is limited to the original balance of the note. The note was converted into common stock on May 6, 1999.

                                    The Company granted warrants to purchase
                                    750,000 shares of its common stock at $1.75 per share in connection with the convertible note issued on April 23, 1999. The warrants were immediately exercisable and expire five years from the date of grant. The value of these warrants was not recorded as the maximum debt discount related to the convertible note had previously been recorded. These warrants were subsequently repriced and were exercised on June 22, 2000 (see Note 8).

                                    On June 10, 1999, the Company issued a
                                    convertible note to a significant
                                    stockholder in the amount of $1,000,000. The note was immediately convertible into 2,000,000 shares of the Company's common stock at $.50 per share, which was below the quoted market price of the Company's common stock. The value of the beneficial conversion feature was approximately $1,250,000, of which $1,000,000 was immediately charged to interest expense as the debt discount related to the beneficial conversion feature is limited to the original balance of the note on the date the note was issued. The note was converted into common stock on June 15, 1999.

                                    The Company granted warrants to purchase
                                    2,750,000 shares of its common stock at
                                    $2.00 per share in connection with the
                                    convertible note issued June 10, 1999. The warrants were immediately exercisable and expire five years from the date of grant. The value of these warrants was not recorded as the maximum debt discount related to the convertible note had previously been recorded. These warrants were subsequently repriced and were exercised on June 22, 2000 (see Note 8).

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    In May 2000, the Company issued $350,000 of
                                    9.5% convertible debentures. The debentures were convertible into common stock at $1 per share for a period of 3 months after the Company's S-1 registration statement was declared effective, which occurred on June 16, 2000. In connection with these debentures, the Company also issued warrants to purchase 35,000 shares of its common stock at a price of $2 per share. The warrants were also exercisable as of June 16, 2000, for a period of five years. The conversion price and the exercise price of the warrants were reduced by 30% under an agreement, since the average closing bid price of the Company's common stock, for the five-day trading period ending on the day prior to the 30th day after the closing date, was less than $2 per share. The value of the beneficial conversion feature was approximately $253,000 and was charged to interest expense upon the Company's registration statement being declared effective. The debentures were converted into common stock on September 15, 2000 (see
                                    Note 8).

                                    The value of the warrants was calculated using the Black-Scholes option-pricing model and approximated $60,000; such amount was recorded as a debt discount with a corresponding credit to additional paid in capital and is being charged to interest over the term of the convertible debt. Approximately $20,000 of the discount had been charged to interest expense as of June 30, 2000. The net balance of the convertible debentures was $309,867 as of June 30, 2000.

5.      COMMON STOCK                From July 1998 to January 1999, the Company
        SUBJECT TO RESCISSION       sold an aggregate of 6,768,572  shares of
                                    common stock in reliance upon the exemption from registration contained in Rule 504 of Regulation D, including shares issued in the acquisition of SunStyle (an acquisition that was treated as a reverse acquisition for accounting purposes). Those sales may have been in violation of Rule 504 of Regulation
                                    D. Accordingly, stockholders who purchased shares in those transactions may have rescission rights against the Company; that is, such persons may have the right to compel the Company to repurchase the shares for an amount equal in general to the purchase price paid plus interest. If all or a portion of the purchasers of the common stock in those transactions exercise any rescission right they may have, the Company may be subject to substantial liability, in which case, there would be a severe impact on the Company's financial condition and ability to continue as a going concern.

                                    Although there is no definitive conclusion as to whether the Company violated Rule 504, the Company has reclassified amounts previously recorded in stockholders' deficit to mezzanine capital on its consolidated balance sheet. More specifically, the recorded amount of shares subject to rescission was $5,613,000 as of June 30, 2000, excluding related accrued interest of $1,307,000 included in accrued expenses in the consolidated balance sheet. During the years ended June 30, 2000 and 1999, $674,000 and $633,000, respectively, has been charged to interest expense. The $5,613,000 is shown on the Company's consolidated balance sheet under the line item "Common stock subject to rescission."

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


6.      RELATED PARTY               Consulting Agreement
        TRANSACTIONS
                                    On April 23, 1999, the Company executed a consulting agreement with a company (the
                                    "Consultant") owned by a significant
                                    stockholder of the Company. Under the terms of the agreement, the Consultant was to provide business and financial advisory services in exchange for monthly consulting fees of approximately $6,700. The Consultant was also to receive a 5% commission on gross proceeds received by the Company from the sale of the Company's securities resulting from introductions made by the Consultant and from related transactions in which the Consultant's efforts were instrumental in negotiating and closing a transaction on behalf of the Company.

                                    On June 1, 1999, the consulting agreement was amended providing for a monthly consulting fee of approximately $13,000 and the granting of warrants to purchase 750,000 shares of the Company's common stock with an agreed-upon exercise price of $2.00 per share. The warrants were immediately exercisable and expire June 1, 2004. The warrants were valued at $682,500 using the Black-Scholes option-pricing model at the date of grant with the following assumptions: 0% dividend yield, an expected life of five years; expected volatility of 140% and a risk-free interest rate of 5.7%. The Company charged the value of the warrants to operations in June 1999. The consulting agreement was terminated on January 26, 2000. The warrants were subsequently repriced and exercised on June 22, 2000 (see Note 8).

7.      COMMITMENTS AND             Juno Online Services, Inc. Agreement
        CONTINGENCIES
                                    On May 8, 2000, the Company entered into an advertising and marketing agreement with
                                    Juno Online Services, Inc. ("Juno") (an
                                    internet search engine and portal) to
                                    provide Juno users the ability to purchase on-line vacation packages, airline tickets, car rentals and hotel reservations. The agreement term is for one year from the launch date of the web site content, expected to be October 2000. The Company is to pay Juno a percentage of all sales generated through the web site. The agreement requires the Company to make advance payments to Juno that will be applied against future amounts due Juno under the agreement. As of June 30, 2000, $1,040,000 in advance payments had been made to Juno, of which $415,000 was in cash and 500,000 shares of the Company's common stock valued at $625,000, or $1.25 per share, the market price at May 8, 2000, the date of the agreement. An additional $945,000 in advance payments are due between 90 and 270 days after the launch date.

                                    Letters of Credit

                                    The Company has two letters of credit which total $37,300 in connection with the certifications enabling the Company to issue airline tickets. Both letters of credit are secured by restricted certificates of deposit which total approximately $40,000 as of June 30, 2000 and mature in June 2001. As of June 30, 2000, there were no outstanding balances under these letters of credit.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    The Company also has a $120,000 letter of credit in connection with the lease for its corporate office space. The letter of credit is secured by a $120,000 restricted certificate of deposit as of June 30, 2000 which matures in July 2001. As of June 30, 2000, there was no outstanding balance under this letter of credit.

                                    Leases

                                    The Company leases various equipment under lease agreements which are classified as capital leases. Total monthly payments under these capital leases are approximately $1,500, which includes interest at rates ranging from 11% to 19%. The equipment was recorded at a cost of approximately $57,000 and had accumulated depreciation of approximately $33,000 as of June 30, 2000.

                                    The Company leases various equipment and office space under leases classified as operating leases. Rental expense under all operating leases amounted to approximately $234,000 and $158,000 for the years ended June 30, 2000 and 1999, respectively.

                                    Capital and Operating Lease Obligations

                                    As of June 30, 2000, future minimum rental payments required under capital and operating lease obligations that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                                              Capital     Operating
                                                                                               Leases       Leases
                                    --------------------------------------------------------------------------------

                                    2001                                                     $  13,933    $  298,320
                                    2002                                                         8,856       265,158
                                    2003                                                         4,428       196,642
                                    2004                                                            --       183,404
                                    --------------------------------------------------------------------------------

                                    Total net minimum lease payments                            27,217    $  943,524
                                                                                                          ==========

                                    Less amount representing interest                           (2,922)
                                                                                             ---------

                                    Present value of net minimum lease payments              $  24,295
                                                                                             =========

                                    Service Agreement with Weblink
                                    Communications, Inc.

                                    On October 26, 1998, the Company entered into an agreement to pay $250,000 to receive electronic media consulting services from Weblink Communications, Inc. ("Weblink"), an unrelated third party. The Company had paid $26,398 in cash and issued 25,000 shares of common stock valued at $21,875 (the quoted market price on the date of the agreement) upon the execution of the agreement. Weblink was to assist the Company in the design, implementation and marketing of an internet web site that would be affiliated with other web sites maintained by Weblink. As of June 30, 1999, services under this agreement had

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    not been provided pending resolution of the payment terms for the balance due Weblink under the service agreement, and the Company therefore recorded the advance payments to Weblink as a prepaid expense.

                                    As of September 3, 1999, a tentative
                                    agreement had been reached which provided for the issuance of an additional 257,143 shares of the Company's common stock to Weblink in full satisfaction of amounts due under the terms of the agreement. However, in January 2000, the consulting agreement was terminated, and therefore, the Company did not issue any additional shares and wrote off its advance payments and existing shares issued (valued, in the aggregate, at $48,273) under the contract.

                                    Reservation Systems Agreements

                                    The Company has agreements with reservation systems providers that require the Company to pay monthly fees equal to the larger of certain flat monthly fees or fees based on the number of bookings recorded each month. All such contracts are cancelable upon short notice and minimum payments are considered not to be material.

                                    Employment Agreement

                                    On July 1, 1999, the Company entered into an employment agreement with its President. The agreement provided for an initial annual salary of $120,000 with annual increases through June 2006 and the establishment of a bonus program.

                                    Litigation

                                    The Company filed suit in September 2000 against a contractor hired to perform work on the FarAway.com website (see Note 3). The Company maintains that the contractor failed to deliver the work in a timely and suitable manner. The Company filed suit seeking rescission of the contract and/or to obtain declaratory judgment for breach of contract. The contractor subsequently filed suit against the Company in North Carolina alleging breach of contract and seeking damages in excess of $1,000,000. The Company will seek to dismiss the contractor's action in the State of North Carolina and to litigate both its action and the contractor's counterclaim in the State of Florida. The Company feels the counterclaim is without merit and intends to vigorously defend its position. The outcome of this suit cannot be determined at this time.

                                    The Company filed suit against another
                                    contractor hired to provide services
                                    relating to the FarAway.com website (see
                                    Note 3). The Company claims that this
                                    contractor failed to provide the necessary services in breach of an agreement. The Company filed suit to recover deposits and advanced payments totaling $75,000. The contractor has counter claimed in that suit and claims that it provided services to the Company and should receive over $260,000 for the value of those services. The Company feels the counterclaim is without merit and intends to vigorously defend its position. The outcome of this suit cannot be determined at this time.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           The Company is a defendant in a suit brought by a former officer of the Company. The Company terminated the employment of the officer for failure to perform. The former officer brought suit against the Company for breach of his employment contract and also claims that his employment termination was retaliatory and thereby in violation of Florida law. The former officer is seeking economic damages over $200,000. The Company feels the claim is without merit and intends to vigorously defend its position. The outcome of this suit cannot be determined at this time.

8.       STOCKHOLDERS'     Common Stock
         EQUITY


                           In December 1998, the Company sold 1,142,857 shares of its common stock at a price of $.35 per share for net proceeds of $354,869 to a significant stockholder. The Company recorded offering costs of $45,131 related to this stock issuance. In connection with this sale of common stock, the Company granted warrants to purchase 200,000 shares of its common stock at $.35 per share. The warrants were immediately exercisable and expire two years from the date of the agreement. These warrants were exercised on January 25, 1999.

                           The Company sold an additional 533,535 shares of common stock for net proceeds of $246,660 or an average price of $.46 per share during the year ended June 30, 1999.

                           In December 1999, the Company sold 25,000 shares of common stock for $10,000, or $.40 per share, to an unrelated investor.

                           In December 1999, the Company issued 840,000 shares of common stock valued at $759,000, or approximately $.90 per share for the Company's failure to have a registration statement declared effective by the SEC prior to a specified date. This amount was charged to financing charges during the year ended June 30, 2000. On January 15, 2000, the stockholder was entitled to receive an additional 240,000 shares of common stock valued at $450,000, or $1.88 per share, pursuant to these agreements, which was charged to financing charges during the year ended June 30, 2000.

                           On December 20, 1999, the Company entered into agreements (that were later terminated on January 26, 2000) to receive gross proceeds of $250,000 and $500,000 from the significant stockholder and another investor in exchange for 714,286 and 1,428,571 shares of common stock, respectively, at a price of $.35 per share. The significant stockholder also agreed to the repricing of 4,250,000 common stock warrants to $.50 per share. The quoted market value of the Company's common stock on December 20, 1999 was $.50 per share. The Company recorded a charge of $2,082,500 to financing charges related to the repricing of these warrants.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           On January 26, 2000, the Company terminated the December 20, 1999 agreements and entered into new agreements to sell 1,150,000 and 2,300,000 common stock warrants for $250,000 and $500,000, respectively. All warrants have an exercise price of $.25 per share and an expiration date of December 20, 2004. The Company received proceeds of $650,049, net of offering costs of $99,951.

                           On January 26, 2000, the significant stockholder also agreed to terminate certain penalty provisions in all previously issued financing agreements and a consulting agreement in exchange for 800,000 common stock warrants with an exercise price of $.25 per share that expire in five years and the repricing of 4,500,000 common stock warrants to an exercise price of $.25 per share. The market value of the Company's common stock on January 26, 2000 was $1.75 per share. Therefore, the Company recorded an additional charge of $7,139,500 to financing charges relating to the issuance and repricing of these warrants in January 2000.

                           During January 2000, the Company sold 345,401 shares of common stock for proceeds of $454,345, net of offering costs of $53,155, or an average price of $1.47 per share. In connection with this offering, 34,535 common stock warrants were issued at exercise prices from $2.50 to $3.00 (the quoted market prices of the common stock on the day of the grant), which expire five years from the date of issuance.

                           During February 2000, the Company sold 990,000 shares of common stock for proceeds of $990,000, or $1.00 per share. In connection with this offering, 1,190,000 common stock warrants were issued at an exercise price of $.75 (the quoted market price of the common stock on the day of the grant), which expire three years from the date of issuance.

                           During March 2000, the Company sold 362,836 shares of stock for proceeds of $733,552, net of offering costs of $93,773, or an average price of $2.28 per share. In connection with this offering, 36,282 common stock warrants were issued at exercise prices from $4.00 to $5.50 (the quoted market prices of the common stock on the day of the grant), which expire five years from the date of issuance.

                           On March 13, 2000, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission ("SEC") The registration statement was filed to allow selling stockholders to offer, sell or other wise transfer up to 23,353,094 shares of common stock, which included 9,940,000 shares that were registered for sale upon the private exercise of outstanding common stock warrants. The SEC declared the registration statement effective on June 16, 2000. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

                           On June 22, 2000, the Company entered into agreements with the significant stockholder and related entities to reprice 4,500,000 common stock warrants to an exercise price of approximately $.12 per share. The market value of the

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           Company's common stock on June 22, 2000 was $1.00. Therefore, the Company recorded an additional charge of $4,455,000 to financing charges relating to the repricing of these warrants. The warrants were immediately exercised for proceeds of $509,912, net of offering costs $19,500.

                           In June 2000, the Company issued 138,657 shares of common stock and 55,462 common stock warrants to an individual for services rendered relating to the January and March 2000 sale of common stock. The market value of the common stock and common stock warrants was treated as offering costs and was offset against additional paid-in capital.

                           The Company issued 921,349 and 182,433 shares of common stock for compensation and services valued at $1,012,634 and $228,530 during the years ended June 30, 2000 and 1999, respectively.

                           Convertible Preferred Stock

                           In September 1998, the Company authorized 100,000,000 shares of $.001 par value convertible preferred stock. In January 1999, the Company issued 800,000 shares of convertible preferred stock in connection with the acquisition of Prestige Travel Services II, Inc., which was subsequently converted into common stock on August 1, 1999 (see Note 1[C]).

                           Stock Option Plan

                           On July 1, 1999, the Company adopted the Affinity International Travel Systems, Inc. 1999 Combination Stock Option Plan (the "Plan") which authorizes the issuance of up to 4,000,000 shares of its common stock in the form of incentive stock options to employees and nonqualified stock options to nonemployees. Upon the Plan's adoption, the Company granted its President incentive stock options to purchase 2,000,000 shares of its common stock with an exercise price of $.50 per share which expire ten years from the date of grant. The Company recorded compensation expense of $750,000 related to the difference between the exercise price of $.50 per share and the market price of $.88 per share on the date of grant.

                           On August 17, 1999, the Company granted incentive stock options to an employee to purchase 15,000 shares of the Company's common stock with an exercise price of $1.00 per share, which was the market value on the date of grant. These options expire three years from the grant date.

                           On December 20, 1999, the Company granted incentive stock options and nonqualified stock options to two employee/directors and an outside director to purchase a total of 100,000 and 50,000 shares of the Company's common stock, respectively. These options were granted with an exercise price of $1.00 per share when the market value of the Company's common stock was $.50 per share. The fair market value of the nonqualified stock options was insignificant on the date of grant, and all options granted expire three years from the grant date.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           All of the foregoing options were fully vested and exercisable on the date of grant.

                           No options were granted during the year ended June 30, 1999. For grants during the year ended June 30, 2000, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, volatility of 140% - 212%, risk-free interest rates of 5.65% - 6.57% and expected lives of three to ten years.

                           SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No.
                           123. Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stock and basic loss per common share for the year ended June 30, 2000 would be as follows:

                           ----------------------------------------------------------------------------------
                           Pro forma net loss applicable to common stock                       $ (22,686,782)
                           Pro forma net loss per common share, basic and diluted              $       (1.61)
                           ==================================================================================

                           Changes in options outstanding under the Plan are summarized as follows:

                                                                                                       Weighted-
                                                                                       Weighted-         Average
                                                                                         Average      Fair Value
                                                                                        Exercise      of Options
                                                                            Shares         Price         Granted
                           -------------------------------------------------------------------------------------
                           Balance, June 30, 1999                               --         $  --           $  --
                             Granted above market                          150,000          1.00             .46
                             Granted at market                              15,000          1.00             .79
                             Granted below market                        2,000,000           .50             .86
                           -------------------------------------------------------------------------------------
                           Balance, June 30, 2000                        2,165,000         $ .54           $  --
                           =====================================================================================

                           As of June 30, 2000, a total of 2,165,000 of the outstanding Plan options were exercisable with a weighted-average exercise price of $.54 per share and a weighted-average remaining contractual life of 8.1 years.

                           Reserved Common Stock

                           The Company has reserved 10,101,279 shares of common stock as of June 30, 2000 for issuance in connection with the convertible debt and common stock options and warrants (see Note 4).

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

9.       INCOME TAXES      The components of the net deferred tax assets consist
                           of the following:

                           Year ended June 30,                                                              2000
                           -------------------------------------------------------------------------------------
                           Deferred tax assets:
                             Net operating loss carryforwards                                      $   2,623,000
                             Options issued                                                              282,000
                             Interest on rescission liability                                            492,000
                             Other                                                                         7,000
                           -------------------------------------------------------------------------------------
                           Gross deferred tax assets                                                   3,404,000
                           Valuation allowance                                                         3,383,000
                           -------------------------------------------------------------------------------------
                           Total deferred tax assets                                                      21,000
                           -------------------------------------------------------------------------------------
                           Deferred tax liabilities:
                             Depreciation                                                                (21,000)
                           -------------------------------------------------------------------------------------
                           Net deferred tax assets                                                 $          --
                           =====================================================================================

                           The Company has recorded a valuation allowance to state its deferred tax assets at estimated realizable value due to the uncertainty related to realization of those assets through future taxable income. The change in the valuation allowance for deferred tax assets was an increase of $1,951,000 during the year ended June 30, 2000.

                           The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences:

                           Year ended June 30,                                                  2000      1999
                           -----------------------------------------------------------------------------------

                           Income taxes at federal statutory rates                             (34%)       (34%)
                           Beneficial conversion feature and discount on convertible
                             debt                                                               23          14
                           Amortization of goodwill                                             --           1
                           Gain on sale of Prestige and other                                    2          --
                           Valuation allowance                                                   9          19
                           -----------------------------------------------------------------------------------

                           Income taxes at effective rates                                      --%         --%
                           ===================================================================================

                           The Company had unused net operating losses for income tax purposes, expiring in various amounts from 2012 through 2020, of approximately $6,870,000 at June 30, 2000 for carryforward against future years' federal and state taxable income.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

10.      INTEREST EXPENSE  Interest expense consists of the following:

                           Year ended June 30,                                              2000           1999
                           ------------------------------------------------------------------------------------
                           Discount on convertible debt to related party            $        --    $  2,222,000
                           Discount on convertible debt                                 273,067              --
                           Interest on common stock subject to rescission               674,000         633,000
                           Interest on convertible debt                                   3,700              --
                           Other                                                          9,309          19,570
                           ------------------------------------------------------------------------------------

                                                                                    $   960,076    $  2,874,570
                           ====================================================================================

11.      SUBSEQUENT        Repricing and Exercise of Common Stock Warrants
         EVENTS
                           On August 2, 2000, the Company entered into agreements to reprice a total of 4,250,000 common stock warrants held by its significant stockholder and related entities and an outside investor (see
                           Note 8) to approximately $.05 per share. The market value of the Company's common stock was $.53 per share on that date. The Company will record a financing charge of $2,252,500 related to the repricing of these common stock warrants. All of the common stock warrants were then exercised and the Company received net proceeds of $200,000.

                           Sale of Common Stock

                           On August 25, 2000, the Company sold 571,429 shares of its common stock for proceeds of $300,000 or an average price of $.52 per share. In connection with this offering, 57,143 common stock warrants were issued at an exercise price of $1.05 per share, which expire five years from the date of issuance.

                           Incentive Stock Options

                           On August 25, 2000, the Company granted incentive stock options to certain employees to purchase a total of 868,500 shares of the Company's common stock with an exercise price of $1.00 per share. The quoted market price for the Company's common stock was $.75 on the date of issuance. The incentive stock options are exercisable eighteen months after the employee's hire date and expire three years from the date of grant. In addition, the Company issued one-time stock grants of a total of 76,500 shares of its common stock to these employees.

                           Notes Payable

                           On August 25, 2000, and August 28, 2000, the Company signed notes payable for $30,000 and $100,000, respectively, from a significant stockholder. The principal and interest at 5% per annum was due in full on September 11, 2000. As of September 29, 2000, the notes payable are still outstanding. A daily late fee is being assessed until such time the notes payable are repaid in full.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           Consulting Agreement

                           In August 2000, the Company entered into a consulting agreement with Schoemann Venture Capital, LLC whereby Schoemann Venture Capital, LLC will provide consulting services with regard to certain investment and business matters on an as-needed basis, and the Company will pay Schoemann Venture Capital, LLC payments of $2,005 per week and reimbursement for all actual expenses incurred for services rendered on behalf of the Company.

                           Conversion of Debentures

                           On September 15, 2000, the Company entered into agreements to convert its outstanding $350,000 convertible debentures into 542,359 shares of its common stock at an agreed-upon price of $.65 per share and issue 54,235 common stock warrants with an exercise price of $1.29 per share, which expire five years from the date of issuance.

                           Controlled Distribution Agreement

                           On September 29, 2000, the Company entered into a Controlled Distribution Agreement (the "Agreement") with a significant stockholder and related entities. Under the terms of the Agreement, the stockholder may not, without the written consent of the Company, offer, sell or otherwise transfer any common stock owned or deemed to be beneficially owned for a period of three years. The Agreement provides for certain exceptions and termination provisions based on future stock offerings, financings and for private sales.

12.      SUPPLEMENTAL      Supplemental cash flow information is as follows:
         CASH FLOW
         INFORMATION

                           Year ended June 30,                                              2000           1999
                           ------------------------------------------------------------------------------------
                           Cash paid for interest                                     $   10,309    $    19,570

                           Noncash financing and investing activities:
                             Conversion of debentures into common stock                   25,000             --
                             Conversion of debentures into common stock
                               to related party                                               --      2,222,000
                             Common stock issued in connection with
                               service agreement                                         625,000         21,875
                           ====================================================================================

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           The following is a summary of noncash transactions related to the Prestige acquisition disclosed in Note 1 (C):

                           Year ended June 30,                                                              1999
                           -------------------------------------------------------------------------------------
                           Convertible preferred stock issued                                       $ (1,600,000)
                           Accounts receivable acquired                                                   62,915
                           Property and equipment acquired                                                30,999
                           Goodwill acquired                                                           1,750,361
                           Acquisition costs capitalized                                                 (21,530)
                           -------------------------------------------------------------------------------------

                           Total noncash acquisition of assets                                           222,745
                           -------------------------------------------------------------------------------------

                           Notes payable assumed                                                         (61,889)
                           Accounts payable assumed                                                      (41,986)
                           Accrued expenses assumed                                                     (114,269)
                           Deferred revenue assumed                                                      (31,844)
                           -------------------------------------------------------------------------------------

                           Total noncash assumption of liabilities                                      (249,988)
                           -------------------------------------------------------------------------------------

                           Net cash acquired (net of cash paid of $6,185)                           $     27,243
                           =====================================================================================

                           The following is a summary of noncash transactions related to the sale of Prestige disclosed in Note 1
                           (C):

                           Year ended June 30,                                                              2000
                           -------------------------------------------------------------------------------------
                           Ascribed value of common stock returned                                  $  1,554,777
                           -------------------------------------------------------------------------------------

                           Accounts receivable                                                            45,252
                           Property and equipment                                                         23,874
                           Goodwill                                                                    1,577,114
                           Notes payable                                                                 (15,000)
                           Accounts payable                                                              (13,636)
                           Accrued expenses                                                              (34,671)
                           Deferred revenue                                                              (46,766)
                           -------------------------------------------------------------------------------------

                           Net noncash assets surrendered                                              1,536,167
                           -------------------------------------------------------------------------------------

                           Gain on sale of Prestige recognized                                            75,000
                           -------------------------------------------------------------------------------------

                           Net cash received (net of cash surrendered of $18,610)                   $     56,390
                           =====================================================================================

                           The noncash transactions related to the acquisition and disposal disclosed in Notes 1(D), 1(E) and 1(F) were not considered to be material.

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

13.      SEGMENT           During 1999, the Company adopted SFAS No. 131,
         INFORMATION       "Disclosures about Segments of an Enterprise and
                           Related Information." SFAS No. 131 requires that public enterprises report certain information about reporting segments in financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

                           The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intercompany revenues are market based. The Company evaluates performance based on operating earnings of the respective business units.

                           The Company's continuing operations are classified into three reportable segments. The wholesale segments sell the Company's travel products to retail travel agents and consumers from its corporate offices in Florida. The retail segment consists of travel agencies who sell the travel products directly to the consumer in Florida.

                           The following table shows certain financial information by reportable segment as of and for the years ended June 30, 2000 and 1999:


                                                                                            Corporate
                                                          Wholesale         Retail          and Other          Combined
-------------------------------------------------------------------------------------------------------------------------
                                      2000
Revenue from external customers                         $ 2,594,921       $ 947,202       $    103,286       $  3,645,409
Net loss                                                 (3,627,418)       (238,629)       (17,769,885)       (21,635,932)
Depreciation and amortization                               236,204          30,058            390,257            656,519
Compensation and service expense related to common
  stock issued                                                   --              --            387,634            387,634
Interest income                                               1,388              18             18,245             19,651
Interest expense                                              9,133             176            950,767            960,076
Finance charges to related party                                 --              --         14,886,000         14,886,000
Total assets                                              2,847,890          96,188            193,920          3,137,998
Capital expenditures                                      2,036,427              --                 --          2,036,427

                                      1999
Revenue from external customers                         $ 1,363,300       $ 961,643       $         --       $  2,324,943
Net income (loss)                                        (1,493,827)         28,371         (4,124,626)        (5,590,082)
Depreciation and amortization                                38,325          22,678             90,610            151,613
Compensation and service expense related to common
  stock issued                                              140,250              --             66,405            206,655
Services expense related to common stock warrants
  to related party                                               --              --            682,500            682,500
Interest income                                               1,775              --                 --              1,775
Interest expense                                             15,792             570            636,208            652,570
Interest expense to related party                                --              --          2,222,000          2,222,000
Total assets                                                421,546         298,516          2,944,861          3,664,923
Capital expenditures                                         82,086           3,210              2,400             87,696
=========================================================================================================================

          Affinity International Travel Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           A substantial portion of the Company's revenues are derived from wholesale activities that include the brokerages of rental cars and sales of vacation packages to four main destinations as described below:

                                                                                                      Wholesale
                           ------------------------------------------------------------------------------------
                                                          2000
                           Revenue from external customers                                        $   2,594,921
                           Percentage of revenue by destination:
                             Auto brokerage worldwide                                                        32%
                             Florida                                                                         26%
                             Hawaii                                                                          29%
                             Caribbean                                                                       10%
                             Mexico                                                                           3%
                           ====================================================================================

                                                          1999
                           Revenue from external customers                                        $   1,363,300
                           Percentage of revenue by destination:
                             Auto brokerage worldwide                                                        34%
                             Florida                                                                         45%
                             Hawaii                                                                          14%
                             Caribbean                                                                        6%
                             Mexico                                                                           1%
                           ====================================================================================