Form 10QSB
period 2000-09-30
AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC
filed 2000-11-20
CIK 1069433

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                                   000-30835
                             ---------------------
                             (Commission File No.)



                  AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



                 NEVADA                                  86-0885559
        ---------------------              ------------------------------------
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)



 100 SECOND AVENUE SOUTH, SUITE 1100S                     33701-4301
----------------------------------------                  ----------
        ST. PETERSBURG, FLORIDA                           (Zip Code)

(Address of principal executive offices)


                                 (727) 896-1513
                                ----------------
                          (ISSUER'S TELEPHONE NUMBER)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           [X] YES           [ ] NO


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2000:
26,239,196


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                           [X] YES           [ ] NO




================================================================================

                   AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC.
                                  FORM 10-QSB




PART I     FINANCIAL INFORMATION.............................................................    2


ITEM 1.    Financial Statements .............................................................    2

           Balance Sheets at September 30, 2000 (unaudited) and June 30, 2000................    2

           Statement of operations for the three months ended September 30, 2000 and
           September 30, 1999 (unaudited).. .................................................    3

           Statements of Cash Flows for the three months ended September 30, 2000 and
           September 30, 1999 (unaudited) ...................................................    4


ITEM 2.    Management's Discussion and Analysis of Financial Condition of
           Results of Operations.............................................................    7


PART II    OTHER INFORMATION.................................................................   12


ITEM 1.    Legal Proceedings.................................................................   12

ITEM 2.    Changes in Securities.............................................................   12

ITEM 3.    Defaults Upon Senior Securities...................................................   13

ITEM 4.    Submission of Matters to a Vote of Security Holders...............................   13

ITEM 5.    Other Information.................................................................   13

ITEM 6.    Exhibits and Reports on Form 8-K..................................................   13


SIGNATURES...................................................................................   14


          Affinity International Travel Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2000

                                                           (UNAUDITED)
                                                          September 30,     June 30,
                                                              2000            2000
                                                          -------------    ----------

ASSETS

CURRENT:
   Cash and cash equivalents                             $      2,418    $     39,526
   Restricted certificates of deposit                          40,823          40,269
   Accounts receivable                                         63,770          62,354
   Prepaid accommodations                                     124,969         127,466
                                                         ------------    ------------
          TOTAL CURRENT ASSETS                                231,980         269,615
                                                         ------------    ------------
RESTRICTED CERTIFICATES OF DEPOSIT                            120,000         120,000
PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $469,655 and $375,454                       1,843,635       1,437,457
GOODWILL, net of accumulated amortization
of $101,276 and $99,516                                        50,502          52,262
DEPOSITS                                                      205,332         205,231
PREPAID FEES                                                1,355,000       1,040,000
OTHER ASSETS                                                   13,433          13,433
                                                         ------------    ------------
          TOTAL ASSETS                                   $  3,819,882    $  3,137,998
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                      $  3,176,897    $  1,997,937
   Accrued expenses                                         1,664,732       1,460,090
   Deferred revenue                                           340,685         416,566
   Due to customers                                             9,821           9,821
   Current portion of capital lease obligations                11,666          11,780
   Convertible debentures                                          --         309,867
                                                         ------------    ------------
          TOTAL CURRENT LIABILITIES                         5,203,801       4,206,061
                                                         ------------    ------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                 8,847          12,515

          TOTAL LIABILITIES                                 5,212,648       4,218,576
                                                         ------------    ------------
COMMON STOCK SUBJECT TO RESCISSION                          5,613,000       5,613,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, shares authorized
   100,000,000 issued and outstanding 26,236,696 and
   20,796,408                                                  19,467          14,027
   Convertible preferred stock, $.001 par value,
   shares authorized 100,000,000, issued and
   outstanding -0-
   Additional paid-in capital                              25,243,346      22,060,911
   Accumulated deficit                                    (32,268,579)    (28,768,516)
                                                         ------------    ------------
          TOTAL STOCKHOLDERS' DEFICIT                      (7,005,766)     (6,693,578)
                                                         ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $  3,819,882    $  3,137,998
                                                         ============    ============

          Affinity International Travel Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (UNAUDITED)


                                                      Three Months Ended
                                                         September 30
                                                     2000            1999
                                                 -----------     -----------
NET SALES                                        $ 1,242,645     $ 1,095,165

COST OF SALES                                      1,057,110         664,854
                                                 -----------     -----------
          Gross profit                               185,535         430,311
                                                 -----------     -----------
OPERATING EXPENSES:
   Selling, general and administrative               530,026         528,313
   Salaries and wages                                517,122       1,327,602
   Consulting fees                                    64,400              --
   Consulting fees to related party                   15,660          40,000
   Rent                                               85,180          86,477
                                                 -----------     -----------
          TOTAL OPERATING EXPENSES                 1,212,388       1,982,392
                                                 -----------     -----------
          Operating loss                          (1,026,853)     (1,552,081)

OTHER INCOME (EXPENSE):
   Interest income                                     2,358           9,285
   Interest expense                                 (217,078)       (169,098)
   Interest expense to related party                    (600)             --
   Finance charges to related party               (2,257,890)          1,020
                                                 -----------     -----------
          TOTAL OTHER INCOME (EXPENSE)            (2,473,210)       (158,793)
                                                 -----------     -----------
NET LOSS                                         $(3,500,063)    $(1,710,874)
                                                 ===========     ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED     $      (.15)    $      (.13)
                                                 ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING               23,335,766      13,184,179
                                                 ===========     ===========

          Affinity International Travel Systems, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                    For the three months ended September 30
                                  (Unaudited)

                                                             2000         1999
                                                          ---------   -----------
Cash flows used in operating activities                   $ (32,292)  $  (289,591)

Cash flows used in investing activities                    (501,034)     (701,839)

Cash flows provided by financing activities                 496,218       (30,467)
                                                          ---------   -----------

NET DECREASE (USED IN) IN CASH AND CASH EQUIVALENTS         (37,108)   (1,021,897)

CASH and CASH EQUIVALENTS, beginning of period               39,526     1,119,796
                                                          ---------   -----------

CASH AND CASH EQUIVALENTS, beginning of period                2,418        97,899
                                                          =========   ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENT PRESENTATION

         The unaudited condensed consolidated financial statements of Affinity International Travel Systems, Inc. ("Affinity International", "we", or "us") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and within the guidelines to Form 10-QSB. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended June 30, 2000 and the related notes included in the Company's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and financing charges (see Note 3) on warrants in the first quarter of fiscal 2001, considered necessary for a fair presentation, have been included.

         The results of operations and cash flows for the three months ended September 30, 2000 are not necessarily indicative of the results of operations and cash flows expected for the year ending June 30, 2001.

2.       CONVERTIBLE DEBENTURE

         On September 15, 2000, the Company entered into an agreement to convert its outstanding $350,000 convertible debentures into 542,359 shares of its common stock at an agreed-upon price of $.65 per share and issue 54,235 common stock warrants with an exercise price of $1.29 per share, which expire five years from the date of issuance. Interest expense of $49,000 was recorded during the three months ended September 30, 2000 related to the effects of the conversion and the fair value ascribed to the warrants.

3.       FINANCE CHARGES

         On August 2, 2000, the Company entered into agreements to reprice a total of 4,250,000 common stock warrants held by a significant stockholder who has provided financing to the Company, related entities, and an investor, to approximately $.05 per share. The market value of the Company's common stock was $.53 per share on that date. The Company recorded a financing charge of $2,253,000 related to the repricing of these common stock warrants. All of the common stock warrants were then exercised and the Company received net proceeds of $200,000.

4.       COMMON STOCK SUBJECT TO RESCISSION

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

         Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. The recorded amount of shares subject to rescission is $5,613,000 as of September 30, 2000 and 1999, excluding related accrued interest expense. These amounts are shown on our balance sheet under the line item "Common Stock Subject to Rescission" and "Accrued Expenses."

         Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of September 30, 2000. During the three months ended September 30, 2000 there was $168,000 charged to interest expense related to the common stock subject to rescission. The cumulative amount of accrued interest expense related to this issue is $1,474,000 and is included in accrued expenses at September 30, 2000. Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable decision could result in the reversal of all, or part of, the accrued interest in future periods.

5.       PREPAID EXPENSES

         Prepaid expenses consist of amounts relating to an agreement with June Online Services, Inc. for us to provide travel packages and services via their Website.

6.       SUBSEQUENT EVENTS

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

         On October 31, 2000, the Agreement had expired based on our failure to complete certain levels of additional financing. We anticipate that the parties involved in the Agreement will enter into a similar agreement following the completion of long term financing that we are currently seeking. However, there are no assurances that we will be able to secure additional financing or execute a new Controlled Distribution Agreement.

FINANCING AGREEMENT

         In October 2000, we entered into an agreement with an investment firm for the purpose of securing $5-$15 million in outside financing. Based on the terms of the agreement, the Company will record financing charges of $386,000 in the second quarter of fiscal 2001 related to the issuance of 500,000 warrants to purchase the Company's common stock at a price below market value. An additional 1,000,000 warrants to purchase our common stock will also be issued as part of the agreement.

EQUITY LINE OF CREDIT

         Subsequent to the end of the three months ended September 30, 2000, the Company has entered into a tentative agreement for an equity line of credit. The equity line of credit would be for a minimum of $3 million, and for up to $10 million, over a period of 3 years, subject to certain valuations of the our common stock. Should we be able to complete this agreement it could provide us with the basis of long term financing, but could create significant dilution to our existing shareholders, depending on the price or our common stock and the amount of financing provided. There are no assurances that this particular agreement will be finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         This quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and is subject to the relevant safe harbors created. The words "plan," "intend," "anticipate" "project," estimate," "expect," "may," "may," "might," "believe," "potential," "could," "should," "would", and similar statements are intended to be among the statements that are forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to the to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations; the ability of the Company to successfully enter into strategic relationships and agreements with additional suppliers and marketers; the ability of the Company to retain and possibly increase its employees; the ability of the Company to continue as a going concern; risks associated with the Company's ability to continue as a going concern; risks associated with the Company's Web site, www.FarAway.com; the Company's history of operating losses; dependence on senior management; risks inherent in the travel and internet industries and the Company's ability to manage anticipated growth. The forward-looking statements contained in this report should not be regarded as a representation by the Company, or any other person, that the objectives or plans of the Company will be achieved. The Company cautions readers not to place undue reliance on the forward-looking statements.


GENERAL

         During the three months ended September 30, 2000 we continued to follow our strategy of focusing on providing wholesale cruises, travel packages, and services to travel agents and consumers. Following through with this plan, in October 2000, subsequent to the end of the first quarter, we closed our Intrepid retail travel operation.

         Our total revenue of $1,243,000 for the three months ended September 30, 2000 was an increase of $148,000 (13.5%) from the prior year period of $1,095,000. We anticipate being able to grow our overall volume through the completion of technology enhancement projects now in progress, and by adding to the number of our strategic business partners and suppliers.

We recorded an operating loss of $1,027,000 in the three months ended September 30, 2000, a decrease of $525,000 (33.8%) from the operating loss of $1,552,000 in the prior year period. The primary reason for the decrease in operating losses, relates primarily to our recording $750,000 in salary expense for stock options granted below market price in the first quarter of fiscal 2000. There was not a similar transaction in the first quarter of fiscal 2001. During fiscal 2001, $2,253,000 was recorded as finance charges related to the repricing of certain warrants to a significant shareholder, which were then exercised for proceeds of $200,000.

         A net loss of $3,500,000 was reported for the three months ended September 30, 2000 compared to a net loss of $1,711,000 in the three months ended September 30, 1999, an increased loss of $1,789,000 or 104.6%.

REVENUE

         Total revenue of $1,243,000 for the three months ended September 30, 2000 consists primarily of revenue from wholesale operations. The three month period ended September 30, 2000 included $61,000 of revenue or commissions from our remaining retail operation (Intrepid), compared to the prior year period that included $463,000 in retail revenue. After considering the $402,000 decrease in retail revenue in the first quarter of fiscal 2001, our comparable revenue from wholesale operations increased $549,000 (87.0%) from the three months ended September 30, 1999.


GROSS PROFIT

         Gross profit of $186,000 for the three months ended September 30, 2000 is a decrease of $244,000 (57.0%) from the prior year, due to the reduction in the amount of retail travel operations. Gross profit of $430,000 in the prior year, included retail revenue or commissions earned of $463,000 less related expenses of $139,000 which then contributed $324,000 in gross profit.

         The gross profit percentage of 14.9% for the three months ended September 30, 2000 decreased from 39.3% in the prior year three month period. This decrease was directly related to the reduction of retail operations which record net commissions as revenue, with relatively minimal cost of sales. The Company expects to continue to produce gross profit margins comparable to the first quarter of 2001 in the future. However, future gross margins for our wholesale business could be affected by revenue sharing arrangements or promotions used to increase revenue.

         The decrease in retail revenue and related gross profit was primarily the result of the sale of our Prestige retail operation in December 1999. While a primary component of gross profit, Prestige did not have a material effect on operating results in the first quarter of fiscal 2000.

OPERATING EXPENSES

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $530,000 in the three months ended September 30, 2000, a decrease of $2,000 from $528,000 in the prior year. Decreases of $52,000 in computer expense, and $20,000 in advertising, were partially offset by a $41,000 increase in legal and accounting and $33,000 in depreciation. Total depreciation and amortization costs included in SG&A expenses for the first quarter of fiscal 2001 was $96,000.

         SALARIES AND WAGES

         Salaries and wages of $517,000 decreased $811,000 from $1,328,000 in the first quarter of fiscal 2000, primarily as a result of a $750,000 charge for stock options granted at below market prices in the prior year. Other decreases in salaries and wages from the reduction of retail operations were offset by recording

$67,000 for restricted stock issued to employees in the first quarter of 2001 and some personnel increases to support the growth of the wholesale business.

         CONSULTING FEES, RENT

         Consulting fees consist primarily of costs related to general fund raising efforts.

         Rent of $85,000 for the three months ended September 30, 2000 is comparable to rent of $86,000 from the three months ended September 30, 1999. Decreases in rent for retail operations was primarily offset by additional primary office space obtained later in fiscal year 2000.

         INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. We recorded a valuation allowance to state deferred tax assets at estimated realizable value due to the uncertainty related to realization of those assets through future taxable income.

         OTHER INCOME AND EXPENSE

         Interest expense includes $168,000 in interest related to the rescission offer and $49,000 related to a convertible debenture which was converted into our common stock on September 15, 2000. During the three months ended September 30, 1999, interest expense of $168,000 related to the rescission offer was recorded.

         Finance charges of $2,258,000 relate primarily to the repricing of warrants in August, 2000 to a significant shareholder. No similar transaction occurred during the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         From July 1998 to January 1999, we sold an aggregate of 6,768,572 shares of common stock in reliance upon the exemption from registration contained in Rule 504 of Regulation D, including shares issued in the acquisition of SunStyle (an acquisition that was treated as a reverse acquisition for accounting purposes). Those sales may have been in violation of Rule 504 of Regulation D. Accordingly, stockholders who purchased shares in those transactions may have rescission rights against us; that is, such persons may have the right to compel us to repurchase the shares for an amount equal in general to the purchase price paid plus interest. If all or a portion of the purchasers of the common stock in those transactions exercise any rescission right they may have, we may be subject to substantial liability, in which case, there would be a severe impact on our financial condition and ability to continue as a going concern. We do not have sufficient cash reserves to repurchase the shares of our common stock that are subject to possible rescission. While we believe that the issue will eventually be resolved in our favor with minimal financial effect, there is no assurance that this will occur. In addition, our ability to raise additional capital may be severely restricted, as investor may be hesitant to invest in us because of this potential liability. Our inability to raise capital when needed would have an adverse effect on our ability to continue as a going concern.

         Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. The recorded amount of shares subject to rescission is $5,613,000 as of September 30, 2000 and 1999, excluding related accrued interest. We believe that our total exposure to the rescission will be much less than the maximum indicated since approximately 5,394,000 shares, or 80% of the amounts isolated as potentially subject to rescission are owned by 3 significant shareholders, or shareholder groups (owners of more than 5% of our common stock). One portion of this amount or 2,850,000 shares (42% of the amounts potentially subject to rescission) are owned by Daniel G. Brandano, Jr. our

Chairman, CEO and one of our directors, and/or Joan Brandano our Secretary and one of our directors.

         Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of September 30, 2000. Accrued interest of $1,474,000 is included in accrued expenses. Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable decision could result in the reversal of all or part of the accrued interest in future periods.

         We have no line of credit or loans for working capital and we have relied upon proceeds from the sale of our equity securities or debentures to fund negative cash flow from operations and to fund our capital expenditures related to the implementation of our Internet business strategy.

         For the three months ended September 30, 2000 we recorded a net loss of $3,500,000. For the year ended June 30, 2000, we had a net loss of $21,636,000, which included $17,353,000 in non-cash expenses.

         We have been experiencing and expect to continue to experience significant negative cash flow. For the three months ended September 30, 2000 our operations used $32,000 in cash, and our investing activities used $501,000 in cash, primarily for $496,000 in a new fixed asset purchases. During the three month period ended September 30, 2000, our principal source of cash was $496,000 provided from net financing activities, including - $300,000 in proceeds from the sale of common stock and $200,000 in proceeds from the exercise of common stock warrants.

         As of September 30, 2000 we had a working capital deficit of $4,972,000, total stockholders' deficit of $7,005,766 and a total of 26,236,696 shares outstanding.

         Our auditor's report on our financial statements for the year ended June 30, 2000 and included in our Form 10-KSB, indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon the following:

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

         Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

         We expect net losses and negative cash flow to continue for the foreseeable future and anticipate our losses and the use of cash will increase from current levels because we expect to incur significant expenses and capital expenditures related to:

- brand development, advertising, marketing and promotional activities, including product discounts and revenue sharing agreements;

- continued development of our Web site, transaction-processing systems, fulfillment capabilities and network infrastructure, most of which are capital expenditures;

-        expansion of our supplier/distributor relationships;

-        expansion of our order fulfillment infrastructure;

-        expansion of our product offerings and Web site content; and

-        employment of additional personnel as our business expands

         With our intended increase in expenditures on marketing and promotional activities, there are no assurances these efforts will be effective in attracting customers to our on-line method of shopping for travel products and services via our Web site. In addition, we may be obligated to pay commissions, based on a percentage of revenue, to companies with whom we have online marketing relationships. These costs will increase as our revenues increase. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

         Our ability to achieve profitability depends on our ability to secure additional financing, to generate and sustain substantially higher revenues and control the growth in operating costs.

         In order to fund our operations and continue the implementation of our Internet business strategy, we anticipate the need to raise at least $5.0 million in additional capital during the fiscal year ending June 30, 2001. We will need to raise a portion of that capital immediately to fund negative cash flow from operations and fund capital expenditures related to the implementation of our Internet business strategy. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights senior to those of our current stockholders, and our stockholders will experience substantial additional dilution. We are working to finalize a new three year equity line of credit. This line of credit, if available, would create a significant capital resource, and would also cause dilution to our existing shareholders.

We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. In an effort to secure such financing, subsequent to the three months ended September 30, 2000, we have entered into an agreement to obtain $5-15 million in new investment. There can be no assurance that we will be able to successfully secure the anticipated financing which is necessary for the implementation of our Internet business strategy, complete our plans for growing revenue through existing projects, support our working capital needs and to provide available capital for potential acquisitions . Our failure to obtain sufficient additional funds, either through additional financing or continuing operations, would have a material adverse effect on our business and financial condition, our ability to implement our Internet business strategies and our ability to continue our operations.

         We anticipate incurring capital expenditures of approximately $1.5 million during fiscal 2001. This estimate is dependent on our ability to obtain access to additional funding or generating positive cash flow from operations, that is necessary to complete the development of travel booking engines and the primary Web site, and other improvements in software and technology.


PART II  OTHER INFORMATION

         ITEM 1.  Legal proceedings

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

         IAC v. Affinity International Travel Systems, Inc., United States District Court Western District of North Carolina, Charlotte Division, Case No. 3:00CV474-H. On September 22, 2000, IAC filed suit against us separately in North Carolina alleging breach of the contract discussed above and seeking damages in excess of $1,000,000. We are seeking to dismiss IAC's action in the State of North Carolina and to litigate both our action and IAC's counterclaim in the State of Florida.

         We are not aware of any pending legal proceedings against us other than the matters discussed above that, individually or in the aggregate, would have a material adverse effect on our business, results or operations, financial condition or cash flow. Also we may in the future be party to litigation arising in the course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

         ITEM 2.  Changes in Securities and Use of Proceeds

         RECENT SALE OF UNREGISTERED SECURITIES

         Set forth below, in chronological order, is information regarding the numbers of shares of common stock sold, the number of options and warrants granted and the principal amount of debt instruments issued by us from July 1, 2000 to September 30, 2000 and the consideration received by us for such shares, options, warrants and debt instruments. None of these securities was registered under the Securities Act. In our opinion, all offers and sales of our securities were exempt from registration by virtue of Section 4(2) of the Securities Act and the rules promulgated therewith. All purchasers of our securities represented their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers of our securities had adequate access to information about us and were "accredited investors" as defined in Section 501 of Regulation D promulgated under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         On July 14, 2000, we granted warrants representing the right to purchase 40,000 shares of our common stock to R.J. Martin & Associates. These warrants have an exercise price of $0.75 per share and an expiration date of July 14, 2003.

         On August 2, 2000, the Company entered into agreements to reprice a total of 4,250,000 common stock warrants held by a significant stockholder and related entities, and an investor to approximately $.05 per share. The market value of the Company's common stock was $.53 per share on that date. The Company recorded a financing charge of $2,252,5000 related to the repricing of these common stock warrants. All of the common stock warrants were then exercised and the Company received net proceeds of $200,000.

         On August 25, 2000, the Company sold 571,429 shares of its common stock for proceeds of $300,000 or an average price of $.52 per share. In connection with this offering, 57,143 common stock warrants were issued at an exercise price of $1.05 per share, which expire five years from the date of issuance.

         On August 25, 2000 the Company granted incentive stock options to certain employees to purchase 868,500 shares of the company's Common stock with an exercise price of $1.00 per share, which was above the market value of $.75 on the date of the grant. These options are exercisable eighteen months after the employee's hire date and expire three years from the grant date. In addition, the Company issued one-time stock grants of a total of 76,500 shares of its common stock to these employees.

         On September 15, 2000, the Company entered into agreement to convert its outstanding $350,000 convertible debentures into 542,359 shares of its common stock at an agreed-upon price of $.65 per share and issue 54,235 common stock warrants with an exercise price of $1.29 per share, which expire five years from the date of issuance.


         ITEM 3.  Defaults Upon Senior Securities
                  none

         ITEM 4. Submission of Matters to a Vote of Security Holders none

         ITEM 5.  Other Information
                  none

         ITEM 6.  Exhibits and Reports on Form 8-K
                  Exhibit 27      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 20, 2000


                  AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                  -------------------------------------------
                                  (Registrant)




                 By: /s/    Daniel G. Brandano, Jr.
                     ----------------------------------------
                            Daniel G. Brandano, Jr.
                            Chief Executive Officer