Form 10QSB
period 2000-12-31
AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC
filed 2001-02-20
CIK 1069433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                             ----------- -----------
                                    000-30835
                              (Commission File No.)

                   AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                    86-0885559
-----------------------------------------   -----------------------------------
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

   100 SECOND AVENUE SOUTH, SUITE 1100S                  33701-4301
-----------------------------------------   -----------------------------------
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

[X]  YES                            [ ]  NO

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 31, 2001:  28,442,504


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ]  YES                            [X]  NO

                   AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC.
                                   FORM 10-QSB

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

           Condensed Balance Sheets at December 31, 2000 (unaudited) and June 30, 2000............................. 3

           Condensed Statement of operations for the three and six months ended December 31, 2000 and December
           31, 1999 (unaudited).................................................................................... 4

           Condensed Statements of Cash Flows for the six months ended December
           31, 2000 and December 31, 1999 (unaudited).............................................................. 5

ITEM 2.    Management's Discussion and Analysis of Financial Condition of
           Results of Operations...................................................................................10

PART II    OTHER INFORMATION.......................................................................................19

ITEM 1.    Legal Proceedings.......................................................................................19

ITEM 2.    Changes in Securities and Use of Proceeds...............................................................20

ITEM 3.    Defaults Upon Senior Securities.........................................................................21

ITEM 4.    Submission of Matters to a Vote of Security Holders.....................................................21

ITEM 5.    Other Information.......................................................................................21

ITEM 6.    Exhibits and Reports on Form 8-K........................................................................21

SIGNATURES.........................................................................................................22

          Affinity International Travel Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                     (UNAUDITED)
                                                                  December 31, 2000  June 30, 2000
                                                                  -----------------  -------------
ASSETS

CURRENT:
   Cash and cash equivalents                                         $       200      $    39,526
   Restricted certificates of deposit                                     41,377           40,269
   Accounts receivable                                                    52,843           62,354
   Prepaid accommodations                                                 96,597          127,466
                                                                     -----------      -----------

          TOTAL CURRENT ASSETS                                           191,017          269,615
                                                                     -----------      -----------

RESTRICTED CERTIFICATES OF DEPOSIT                                       120,000          120,000
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $560,726 and $375,454                               1,919,086        1,437,457
GOODWILL, net of accumulated amortization of $6,938
   and $99,516                                                            23,060           52,262
DEPOSITS                                                                 507,386          205,231
PREPAID FEES                                                             979,750        1,040,000
OTHER ASSETS                                                              13,433           13,433
                                                                     -----------      -----------

          TOTAL ASSETS                                               $ 3,753,732      $ 3,137,998
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                  $ 3,669,653      $ 1,997,937
   Accrued expenses                                                    1,783,910        1,460,090
   Deferred revenue                                                      279,066          416,566
   Due to customers                                                        8,908            9,821
   Current portion of capital lease obligations                            9,538           11,780
   Convertible debentures                                                     --          309,867
                                                                     -----------      -----------
          TOTAL CURRENT LIABILITIES                                    5,751,075        4,206,061

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                            7,077           12,515
                                                                     -----------      -----------
          TOTAL LIABILITIES                                            5,758,152        4,218,576
                                                                     -----------      -----------

COMMON STOCK SUBJECT TO RESCISSION                                     5,613,000        5,613,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, shares authorized
    100,000,000 issued and outstanding 27,817,504 and
    20,796,408                                                            21,049           14,027
   Convertible preferred stock, $.001 par value,
    shares authorized 100,000,000, issued and
    outstanding -0-
   Additional paid-in capital                                         25,490,805       22,060,911
   Accumulated deficit                                               (33,129,274)     (28,768,516)
                                                                     -----------      -----------

          TOTAL STOCKHOLDERS' DEFICIT                                 (7,617,420)      (6,693,578)
                                                                     -----------      -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 3,753,732      $ 3,137,998
                                                                     ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

          Affinity International Travel Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (UNAUDITED)

                                                               For the three months ended             For the six months ended
                                                                     December 31,                            December 31,
                                                                2000                1999               2000                1999
                                                             ----------         -----------        ------------        ------------
NET SALES                                                    $  981,041         $   960,636        $  2,223,686        $  2,055,801

COST OF SALES                                                   745,562             636,322           1,802,672           1,301,176
                                                             ----------         -----------        ------------        ------------

          Gross profit                                          235,479             324,314             421,014             754,625
                                                             ----------         -----------        ------------        ------------

OPERATING EXPENSES:
   Selling, general and administrative                          535,990             484,656           1,066,016           1,012,969
   Salaries and wages                                           370,297             613,158             887,429           1,940,760
   Consulting fees                                               60,361              25,523             124,761              25,523
   Consulting fees to related party                              22,500              40,000              38,160              80,000
   Rent                                                          77,837              72,142             163,017             158,619
                                                             ----------         -----------        ------------        ------------

          TOTAL OPERATING EXPENSES                            1,066,985           1,235,479           2,279,383           3,217,871
                                                             ----------         -----------        ------------        ------------

          Operating loss                                       (831,506)           (911,165)         (1,858,369)         (2,463,246)

OTHER INCOME (EXPENSE):
   Interest income                                                2,407               3,026               4,717              12,311
   Interest expense                                            (168,000)           (170,708)           (385,030)           (339,806)
   Interest expense to related party                            (15,374)                 --             (15,974)                 --
   Gain (loss) on sale or disposal of assets                    (29,975)             75,000             (29,975)             75,000
   Finance charges to related party                                  --          (2,466,500)         (2,257,890)         (2,466,500)
   Other, net                                                     5,000             (64,600)              5,000             (63,580)
                                                             ----------         -----------        ------------        ------------

          TOTAL OTHER INCOME (EXPENSE)                         (205,942)         (2,623,782)         (2,679,152)         (2,782,575)
                                                             ----------         -----------        ------------        ------------

NET LOSS BEFORE EXTRAORDINARY ITEM                           (1,037,448)         (3,534,947)         (4,537,521)         (5,245,821)

EXTRAORDINARY ITEM
   Gain on extinguishment  of debt from related
    party (net of $0 tax expense)                               176,763                  --             176,763                  --
                                                             ----------         -----------        ------------        ------------
NET LOSS                                                     $ (860,685)        $(3,534,947)       $ (4,360,758)       $ (5,245,822)
                                                             ==========         ===========        ============        ============

NET LOSS PER COMMON SHARE BEFORE EXTRAORDINARY
   ITEM, BASIC AND DILUTED                                   $     (.04)        $      (.26)       $       (.18)       $       (.36)

EXTRAORDINARY GAIN PER COMMON SHARE, BASIC AND
   DILUTED                                                   $      .01         $        --        $         --        $         --
                                                             ----------         -----------        ------------        ------------

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                 $     (.03)        $      (.26)       $       (.18)       $       (.36)
                                                             ==========         ===========        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          26,501,331          13,756,542          24,628,805          13,556,085
                                                             ==========         ===========        ============        ============


     See accompanying notes to condensed consolidated financial statements.

          Affinity International Travel Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended December 31 (UNAUDITED)

                                                                                   2000               1999
                                                                               -----------        -----------
Cash flows  provided by (used for) operating activities                        $   286,367        $  (652,352)

Cash flows used for investing activities                                        (1,017,074)          (799,407)

Cash flows provided by financing activities                                        691,381            389,133
                                                                               -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (39,326)        (1,062,626)

CASH and CASH EQUIVALENTS, beginning of period                                      39,526          1,119,796
                                                                               -----------        -----------
CASH and CASH EQUIVALENTS, end of period                                       $       200        $    57,170
                                                                               ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENT PRESENTATION

         The unaudited condensed consolidated financial statements of Affinity International Travel Systems, Inc. ("Affinity International", "we", or "us") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and within the guidelines to Form 10-QSB. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended June 30, 2000, and the related notes included in the Company's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, financing charges on warrants and an extraordinary gain on the extinguishment of debt, considered necessary for a fair presentation, have been included.

         The results of operations and cash flows for the three and/or six months ended December 31, 2000 are not necessarily indicative of the results of operations and cash flows expected for the year ending June 30, 2001.

         The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has sustained recurring operating losses since its inception and, at December 31, 2000, has a working capital deficit of approximately $5,560,000 and a stockholders' deficit of approximately $7,617,000. The Company must continue to obtain outside financing to meet working capital requirements and investments in infrastructure and Website development. An inability to raise such financing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.     COMMON STOCK SUBJECT TO RESCISSION

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

         Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. The recorded value of shares subject to rescission is $5,613,000 as of December 31, 2000 and 1999, excluding related accrued interest expense. These amounts are shown on our balance sheet under the line item "Common Stock Subject to Rescission" and "Accrued Expenses."

         Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of December 31, 2000. During the three and six months ended December 31, 2000 there was $168,000 and $336,000, respectively, charged to interest expense related to the common stock subject to rescission. During the three and six months ended December 31, 1999 there was $168,000 and $336,000, respectively, charged to interest expense related to the common stock subject to rescission. The cumulative amount of accrued interest expense related to this issue is $1,642,000 and is included in accrued expenses at December 31, 2000.

         The Company is evaluating whether to address this issue with the SEC or allow the Statute of Limitations to expire. Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable decision would result in the reversal of all, or part of, the accrued interest in future periods.

3.     PREPAID FEES

         Prepaid fees principally consists of amounts relating to an agreement with Juno Online Services, Inc. ("Juno") for us to provide travel packages and services via their Website. Beginning in December 2000, the amount included in prepaid fees related to this agreement is being amortized over a 12-month period following the completion of the Website integration with Juno. The prepaid balance was created through advance payments of $415,000 in cash and issuance of common stock valued at $625,000. The agreement requires three additional payments of $315,000 beginning 90 days after the completed integration.

4.     EXTRAORDINARY ITEM

         The gain on extinguishment of debt from related party of approximately $177,000 in the three and six months ended December 31, 2000, consists of the settlement of approximately $195,000 in notes payable and accrued interest and fees owed to Schoemann Venture Capital, LLC, which was retired in full by a cash payment of approximately $18,000.

5.     FINANCE CHARGES (See Note 7)

         On August 2, 2000, the Company entered into agreements to reprice a total of 4,250,000 common stock warrants held by a significant stockholder who has provided financing to the Company, related entities, and an investor, to approximately $.05 per share. During the year ended June 30, 2000 the Company received proceeds of $650,049, net of offering costs of $99,951 upon the issuance of the common stock warrants. The market value of the Company's common stock was $.53 per share on August 2, 2000. The Company recorded a financing charge of $2,253,000 related to the re-pricing of these common stock warrants. All of the common stock warrants were then exercised and the Company received net proceeds of $200,000, in addition to amounts originally paid for the warrants.

6.     INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. We recorded a valuation allowance for all Federal and state deferred tax assets to present such amounts at estimated realizable value. The Company does not consider the realization of such amounts to be more likely than not, due to the uncertainty related to the Company's ability to generate assets through future taxable income.

7.     EQUITY TRANSACTIONS

         A convertible debenture was converted into 558,734 shares of common stock in settlement of $364,839 in notes outstanding and accrued interest in the six months ended December 31, 2000.

         During the six months ended December 31, 2000, the Company entered agreements with third parties who would provide investor relation services for a total of 175,000 shares of common stock, issued 80,000 shares of common stock to employees, and issued warrants in settlement of services. The total value of services paid through the issuance of common stock or warrants was $120,513.

         During the six months ended December 31, 2000, the Company sold a total of 1,957,362 shares of its common stock for net proceeds of $499,060, after commissions of $25,580. In connection with certain offerings, 83,093 common stock warrants were issued with an exercise price of $.23 per share, approximately 125% of the common stock market value at the agreement date.

         Approximately 69,000 common stock warrants and approximately 173,000 shares of common stock are to be issued, subsequent to December 31, 2000 as part of the offering costs of certain transactions.

8.     CONTROLLED DISTRIBUTION AGREEMENT

         On September 29, 2000, the Company entered into a Controlled Distribution Agreement (the "Agreement") with a significant stockholder and related entities. Under the terms of the Agreement, the stockholder could not, without the written consent of the Company, offer, sell or otherwise transfer any common stock owned or deemed to be beneficially owned for a period of three years. The Agreement provided for certain exceptions and termination provisions based on future stock offerings, financings and for private sales. On October 31, 2000, the Agreement expired based on our failure to complete certain levels of additional financing, and the stockholder is now entitled to offer, sell, or otherwise transfer any common stock owned or deemed to be beneficially owned.

9.     FINANCING AGREEMENT

         In October 2000, the Company entered into an agreement with an investment firm to facilitate the securing of outside financing. In connection with this agreement a stock subscription agreement was executed under which the investment firm advanced us approximately $245,000. Subsequent to December 31, 2000 the Company and the investment firm mutually agreed that the subscription agreement was to be terminated. The funds advanced are recorded as liabilities as of December 31, 2000. Since no services were provided and the agreement is to be terminated, there was no consideration given as part of the agreement and therefore no expense incurred.

10.    LEGAL PROCEEDINGS

         On September 20, 2000, the Company filed a civil action suit against a contractor hired to perform work on the FarAway.com Website. The suit alleges that the contractor failed to deliver the work in a timely and suitable manner and the Company is seeking a rescission of the contract or a judgement for breach of contract. The contractor's $1 million countersuit in North Carolina was dismissed, and was followed with a counterclaim in the State of Florida for $689,000 alleging breach of contract. The Company believes that the counterclaim is without merit.

         We are not aware of any pending legal proceedings against us other than the one discussed above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flow.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

         During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". The provisions of SAB No. 101 and subsequently issued guidance are required to be adopted no later than the fourth quarter of the fiscal year beginning after

December 15, 1999. Management believes that SAB No 101 will not materially alter the Company's revenue recognition methods.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

12.    SUBSEQUENT EVENT - EQUITY LINE OF CREDIT

         On January 29, 2001, the Company entered into an Equity Financing Facility agreement (the "Agreement") with Ailouros Ltd, an institutional money management fund, to provide up to $10 million of financing over a three-year period through the periodic sales of the Company's common stock. The Company may access funds under this Agreement after a registration statement for common stock to be issued under this Agreement has been declared effective by the Securities and Exchange Commission and for a 36-month period thereafter. During the term of the Agreement, the Company may sell up to $1,500,000 of common stock during sequential 90-day periods, subject to certain trading volume and price requirements. There is no assurance that the Company will be able to access funds available through the Facility, due to the market price and trading volume requirements for the Company's common stock. The price per share for common stock sold under this Agreement is equal to 88% of the three lowest bid prices for the common stock over a 7-day trading period immediately preceding the sale.

         The Company was assisted in structuring the transaction by Comergent Capital Ltd. ("Comergent"). In exchange for Ailouros's commitment to provide the $10 million Equity Financing Facility and for the assistance of Comergent, the Company issued 500,000 warrants to each of them with an exercise price of $.3125 per share. If the Company does not obtain at least $5 million of equity financing over the 3-year period of the agreement, an additional 500,000 warrants at an exercise price of $.3125 will be issued to Ailouros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         This quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the

Exchange Act and is subject to the relevant safe harbors created. The words "plan," "intend," "anticipate" "project," estimate," "expect," "may," "might," "believe," "potential," "could," "should," "would", and similar statements are intended to be among the statements that are forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to the to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations; the ability of the Company to successfully enter into strategic relationships and agreements with additional suppliers and marketers; the ability of the Company to retain and possibly increase its employees; the ability of the Company to continue as a going concern; risks associated with the Company's ability to continue as a going concern; risks associated with the Company's Web site, www.FarAway.com; the Company's history of operating losses; dependence on senior management; risks inherent in the travel and internet industries and the Company's ability to manage anticipated growth. The forward-looking statements contained in this report should not be regarded as a representation by the Company, or any other person, that the objectives or plans of the Company will be achieved. The Company cautions readers not to place undue reliance on the forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 ("2000") COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999 ("1999")

REVENUE

         Total revenue of $981,000 for the three months ended December 31, 2000 consists primarily of revenue from wholesale operations, and is an increase of $20,000 (2.1%) from the prior year period. For the three months ended December 31, 1999 total revenue of $961,000 included $360,000 of retail commissions. The reduction in retail commissions between the three months ended December 31, 2000 and December 31, 1999 is the result of the sale of our Prestige retail operation in December 1999. Comparable wholesale revenues in the three months ended December 31, 2000 were $960,000 an increase of $371,000 (63.1%) from $589,000 in the three months ended December 31, 1999.

GROSS PROFIT

         Gross profit of $235,000 for the three months ended December 31, 2000 is a decrease of $89,000 (27.4%) from the prior year, due to the reduction in the amount of retail travel operations. Gross profit of $324,000 in the three months ended December 31, 1999, included retail revenue commissions earned.

         The gross profit percentage of 24.0% for the three months ended December 31, 2000 decreased from 33.8% in the prior year three-month period. This decrease was directly related to the reduction of retail operations, which record net commissions as revenue, with relatively minimal cost of sales. At present, the Company expects to continue to produce future gross profit margins comparable to the three months ended December 31, 2000. However, future gross margins for our wholesale business could be adversely affected by revenue sharing arrangements or promotions used to increase revenue.

         The decrease in retail revenue and related gross profit was primarily the result of the sale of our Prestige retail operation in December 1999.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") were $ 536,000 in the three months ended December 31, 2000, an increase of $51,000 (10.6%) from the three months ended December 31, 1999. SG&A expenses included $165,000 of fee expenses for our Juno Online Services, Inc. ("Juno") business partnership. There were no expenses related to Juno in the three months ended December 31, 1999. The increase was partially offset by a decrease in computer related expenses. Depreciation and amortization expenses of $137,000 and $127,000 are included in SG&A expenses for the three months ended December 31, 2000 and 1999, respectively.

SALARIES AND WAGES

         Salaries and wages of $370,000 decreased $243,000 (39.6%) from the second quarter of 2000, primarily as a result of the reduction of our Prestige retail operations in December 1999.

CONSULTING FEES AND RENT

         Consulting fees of $60,000 in the three months ended December 31, 2000 increased $34,000 (136.5%) from the three months ended December 31, 1999 due to an increase in the use of operational and investor relations consultants.

         Consulting fees to related party of $23,000 in the three months ended December 31, 2000 decreased $17,000 (43.8%) from the prior year period and consist of agreements with a significant stockholder for investment and financial related assistance.

         Rent of $78,000 for the three months ended December 31, 2000 is comparable to rent of $72,000 in the three months ended December 31, 1999. Decreases in rent for retail operations were primarily offset by additional primary office space.

OTHER INCOME AND EXPENSE

         Interest expense includes $168,000 in accrued interest related to rescission for the three months ended December 31, 2000 and is comparable to the expense for the three months ended December 31, 1999.

         Finance charges of $2,467,000 in the three months ended December 1999 consist of $2,083,000 charged for the re-pricing of common stock warrants in connection with a financing transaction and $384,000 for the issuance of common stock for failure to meet certain provisions of certain financing and consulting agreements.

INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. We recorded a valuation allowance for all Federal and state deferred tax assets to present such amounts at estimated realizable value. The Company does not consider the realization of such amounts to be more likely than not, due to the uncertainty related to the Company's ability to generate assets through future taxable income.

EXTRAORDINARY ITEM

         Gain on extinguishment of debt from related party of $177,000 in the three months ended December 31, 2000 consists of the settlement of $195,000 in notes payable and accrued interest and fees owed to Schoemann Venture Capital, LLC, which was retired in full by a cash payment of $18,000.

SIX MONTHS ENDED DECEMBER 31, 2000 ("2000") COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1999 ("1999")

REVENUE

         Total revenue of $2,224,000 increased $53,000 (5.2%) for the six months ended December 31, 2000 compared to $2,056,000 in the six months ended December 31, 1999. Revenue in the six months ended December 31, 2000 included $93,000 of retail commissions, while the prior year six months included $823,000 of retail commissions. The decrease is due primarily to our Prestige retail operations, which were sold in December 1999. Comparable wholesale revenues were $2,102,000 for the six months ended December 31, 2000, an increase of $926,000 or 78.8% from the prior year.


GROSS PROFIT

         Gross profit of $421,000 in the six months ended December 31, 2000, decreased $334,000 (44.2%) from the six months ended December 31, 1999. Gross profit percentage of 18.9% decreased from gross profit percentage of 36.7% in the six months ended December 31, 1999. The decrease in both gross profit dollars and percentage is due to the inclusion of $823,000 in retail commissions in the six months ended December 31, 1999 for which there are relatively low offsetting cost of goods.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, General and Administrative Expenses of $1,066,000 increased $53,000 (5.2%) for the six months ended December 31, 2000 compared to the prior year six months. The primary increase relates to $165,000 in expenses for our Juno business relationship, which was not effective in the same period of the prior year. The increase was partially offset by a decrease in computer related expenses.

SALARIES AND WAGES

         Salaries and Wages of $887,000 in the six months ended December 31, 2000 decreased $1,054,000 (54.3%) from $1,941,000 in the same period of the prior year. The decrease is primarily related to a $750,000 charge for stock options granted at below market prices in the prior year. Other decreases in salaries and wages from the reduction of retail operations were partially offset by $67,000 of expense for the issuance of common stock to employees and some personnel increases to support the growth of the wholesale business.

CONSULTING FEES AND RENT

         Consulting fees of $125,000 in the six months ended December 31, 2000, increased $99,000 (388.8%) from the same period of the prior year. The increase in consulting fees in the six months ended December 31, 2000 is due to the increased use of operational and investor relations consultants.

         Consultant fees to a related party of $38,000 in the three months ended December 31, 2000 decreased $42,000 (52.3%) from the prior year period and consist of agreements with a significant stockholder for investment and financial related assistance.

         Rent of $163,000 in the six months ended December 31, 2000, increased $4,000 (2.8%) from the same prior year period, with increases in primary office space exceeding decreases from reductions in retail operations.

OTHER INCOME AND EXPENSE

         Interest expense includes primarily interest being accrued related to common stock subject to rescission which totaled $336,000 in both the six months ended December 31, 1999 and 2000.

         Finance charges of $2,258,000 in the six months ended December 31, 2000 relate primarily to the repricing of warrants in August 2000 to a significant shareholder. Finance charges of $2,467,000 in the six months ended December 31, 1999 consist of $2,083,000 for the repricing of common stock warrants in connection with a financing transaction and $384,000 related to the issuance of common stock for failure to meet certain provisions of certain financing and consulting agreements.

INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. We recorded a valuation allowance for all Federal and state deferred tax assets to present such amounts at estimated realizable value. The Company does not consider the realization or such amounts to be more likely than not, due to the uncertainty related to the Company's ability to generate assets through future taxable income.

EXTRAORDINARY ITEM

         Gain on extinguishment of debt from related party of $177,000 in the six months ended December 31, 2000, consists of the settlement of $195,000 in notes payable and accrued interest and fees owed to Schoemann Venture Capital, LLC, which was retired in full by a cash payment of $18,000.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000 we had a working capital deficit of $5,560,000, total stockholders' deficit of $7,617,000 and a total of 27,817,504 shares outstanding.

         For the three months ended December 31, 2000 we had net losses of $861,000 and $4,361,000 for the respective three and six months ended December 31, 2000. The six months ended December 31, 2000 included $2,258,000 in non-cash financing charges. For the twelve months ended June 30, 2000, we had a net loss of $21,636,000, which included $17,353,000 in non-cash expenses.

         During the six month period ended December 31, 2000, our principal source of cash was $691,000 provided from financing activities, including $524,000 in proceeds from the sale of common stock and $200,000 in proceeds from the exercise of common stock warrants.

         We have been experiencing and expect to continue to experience significant negative cash flow. For the six months ended December 31, 2000 our operations provided $286,000 in cash primarily through an increase of $1,672,000 in accounts payable and a $324,000 increase in accrued expenses offset by a net loss of $4,361,000 reduced by non-cash charges. The Company's investing activities used $1,017,000 in cash, including $714,000 used for fixed asset purchases and $302,000 in additional deposits.

         We have no line of credit or loans for working capital and we have relied upon proceeds from the sale of our equity securities and debentures to fund negative cash flow from operations and to fund our capital expenditures related to the implementation of our Internet business strategy. The Equity Financing Facility finalized subsequent to December 31, 2000, is expected to be utilized for obtaining up to $10 million over a three-year period. The Company may access funds under this Facility only after a registration statement covering common stock to be issued under this Facility, has been declared effective by the Securities and Exchange Commission and for a 36-month period thereafter. There is no assurance that the Company will be able to access funds available through the Facility, due to certain market price and trading volume requirements for the Company's common stock.

         From July 1998 to January 1999, we sold an aggregate of 6,768,572 shares of common stock in reliance upon the exemption from registration contained in Rule 504 of Regulation D, including shares issued in the acquisition of SunStyle (an acquisition that was treated as a reverse acquisition for accounting purposes). Those sales may have been in violation of Rule 504 of Regulation D. Accordingly, stockholders who purchased shares in those transactions may have rescission rights against us; that is, such persons may have the right to compel us to repurchase the shares for an amount equal in general to the purchase price paid plus interest. If all or a portion of the purchasers of the common stock in those transactions exercise any rescission right they may have, we may be subject to substantial liability, in which case, there would be a severe impact on our financial condition and ability to continue as a going concern. We do not have sufficient cash reserves to repurchase the shares of our common stock that are subject to possible rescission. While we believe that the issue will eventually be resolved in our favor with minimal financial effect, if any, there is no assurance that this will occur. In addition, our ability to raise additional capital may be severely restricted, as investors may be hesitant to invest in us because of this potential liability. Our inability to raise capital when needed would have an adverse effect on our ability to continue as a going concern.

         Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. The recorded amount of shares subject to rescission is $5,613,000 as of September 30, 2000 and 1999, excluding related accrued interest which has been charged to interest expense. We believe that our total exposure to the rescission, if any, will be much less than the maximum indicated since approximately 5,394,000 shares, or 80% of the amounts isolated as potentially subject to rescission are owned by 3 significant shareholders, or shareholder groups (owners of more than 5% of our common stock). One portion of this amount or 2,850,000 shares (42% of the amounts potentially subject to rescission) are owned by Daniel G. Brandano, Jr. our Chairman, CEO and one of our directors, and/or Joan Brandano our Secretary and one of our directors.

         Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of December 31, 2000. Accrued interest of $1,642,000 is recorded as part of accrued expenses at December 31, 2000. The Company is evaluating whether to address this issue with the SEC or allow the Statute of Limitations to expire. Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable decision would result in the reversal of all or part of the accrued interest in future periods.

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

         We anticipate incurring capital expenditures of approximately $1.0 million during fiscal 2001, dependent on our ability to obtain access to additional funding or positive cash flow from operations, to complete the development of travel booking engines and the primary Website, and other improvements in software and technology.

         In order to fund our operations and continue the implementation of our Internet business strategy, we anticipate the need to raise at least $3.0 million in additional capital during the fiscal year ending June 30, 2001. For the six months ending December 31, 2000, we have raised $524,000 through the private sale of the Company's common stock and $200,000 in proceeds from the exercise of common stock warrants. We will continue to need to raise a portion of the remaining capital immediately to fund negative cash flow from operations and fund capital expenditures related to the implementation of our Internet business strategy. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights senior to those of our current stockholders, and our stockholders may experience additional dilution. Subsequent to December 31, 2000, we finalized a new three year Equity Financing Facility. This Facility creates a significant capital resource of up to $10 million over a three year period, however, will also cause dilution to our existing shareholders, if utilized.

         We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. There can be no assurance that we will be able to successfully secure the anticipated financing which is necessary for the implementation of our Internet business strategy, complete our plans for growing revenue through existing projects, support our working capital needs and to provide available capital for potential acquisitions. Our failure to obtain sufficient additional funds, either through additional financing or continuing operations, would have a material adverse effect on our business and financial condition, our ability to implement our Internet business strategies and our ability to continue our operations.

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

         - Anticipated additional periods of negative cash flow, regardless of any potential liability in violation of Rule 504 of Regulation D, will require us to continue to raise additional capital. Any reduction or delay in our ability to raise capital could severely delay our planned technology investments, and would adversely affect our operations, since we do not anticipate generating sufficient cash from existing operations to internally finance our business for the next 12 months.

         - We cannot assure you that we will be able to generate positive cash flow internally or raise sufficient funds to continue our operations. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition and on our ability to continue as a going concern.

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

         Information Architects Corporation v. Affinity International Travel Systems, Inc., United States District Court Western District of North Carolina, Charlotte Division, Case No. 3:00CV474-H. On September 22, 2000, IAC filed suit against us separately in North Carolina alleging breach of the contract discussed above and seeking damages in excess of $1,000,000. IAC's action in the State of North Carolina was dismissed; however, IAC has counterclaimed for $689,000 in the State of Florida action alleging breach of contract.

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

         ITEM 2. Changes in Securities and Use of Proceeds

         RECENT SALE OF UNREGISTERED SECURITIES

         Set forth below, in chronological order, is information regarding the numbers of shares of common stock sold, the number of options and warrants granted and the principal amount of debt instruments issued by us from October 1, 2000 to December 31, 2000 and the consideration received by us for such shares, options, warrants and debt instruments. None of these securities was registered under the Securities Act. In our opinion, all offers and sales of our securities were exempt from registration by virtue of Section 4(2) of the Securities Act and the rules promulgated therewith. All purchasers of our securities represented their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers of our securities had adequate access to information about us and were "accredited investors" as defined in Section 501 of Regulation D promulgated under the Securities Act. Except as otherwise indicated, no sales or issuance of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         In November 2000, the Company issued 3,500 shares of its common stock to employees with a market value of $2,000, at the time of issuance.

         In December 2000, 16,375 shares of common stock were issued for settlement of accrued interest payable. The market value of the common stock was $15,000.

         On December 1, 2000 the Company entered into an agreement with a third party who would provide investor relations services over a twelve-month period for a total of 150,000 shares of common stock. The market value of the common stock at the agreement date was $.1875 per share.

         On December 1, 2000 the Company entered into an agreement with a third party who would provide investor relations services over a three-month period for a total of 25,000 shares of common stock. The market value of the common stock at the agreement date was $.1875 per share.

         On December 13, 2000 the Company sold 617,600 shares of its common stock for proceeds of $92,640 or an average price of $.15, per share. Also, on December 13, 2000 the Company sold 213,333 shares of its common stock for proceeds of $32,000 or an average price of $.15 per share. In connection with these offerings, commissions of $15,580 are to be paid, and 83,093 common stock warrants were issued at an exercise price of $.23 per share, which expire three years from the date of grant.

         On December 21, 2000 the Company sold 555,555 shares of its common stock for proceeds of $100,000 or an average price of $.18 per share, prior to commissions of $10,000.

         Approximately 69,000 common stock warrants and approximately 173,000 shares of common stock are to be issued subsequent to December 31, 2000, as part of the offering costs of certain transactions.

         ITEM 3.  Defaults Upon Senior Securities

                  none

         ITEM 4.  Submission of Matters to a Vote of Security Holders

                  none

         ITEM 5.  Other Information

                  none

         ITEM 6.  Exhibits and Reports on Form 8-K

                  On February 2, 2000, the Company filed a Form 8-K regarding the completion of an Equity Financing Facility with Ailouros Ltd., an institutional money management fund. The Facility provides up to $10 million of financing over a three-year period through the periodic sales of the Company's common stock. The Facility requires an effective registration statement being filed with the Securities and Exchange Commission, and certain trading volume and price requirements along with other conditions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Dated:           February 20, 2001
                                            ------------------------------------


                                     AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                                     -------------------------------------------
                                                     (Registrant)




                                     By: /s/ Daniel G. Brandano, Jr.
                                         ---------------------------------------
                                             Daniel G. Brandano, Jr.
                                             Chief Executive Officer