Form 10QSB
period 2001-03-31
AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC
filed 2001-05-21
CIK 1069433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                                    000-30835
                             ----------------------
                              (Commission File No.)

                   AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                    86-0885559
-----------------------------------------   -----------------------------------
      (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

   100 SECOND AVENUE SOUTH, SUITE 1100S
   ST. PETERSBURG, FLORIDA                               33701-4301
-----------------------------------------   -----------------------------------
 (Address of principal executive offices)                (Zip Code)

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

[X]  YES                            [ ]  NO

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF May 3, 2001: 32,897,173


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

[ ]  YES                            [X]  NO

                   AFFINITY INTERNATIONAL TRAVEL SYSTEMS INC.
                                   FORM 10-QSB

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited)
           and June 30, 2000..................................................3

     Condensed Consolidated Statement of operations for the three and nine months ended March 31, 2001 and March 31, 2000 (unaudited).........4

     Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and March 31, 2000(unaudited).................5


ITEM 2. Management's Discussion and Analysis of Financial
          Condition of Results of Operations..................................9

PART II OTHER INFORMATION....................................................15

ITEM 1. Legal Proceedings....................................................15

ITEM 2. Changes in Securities and Use of Proceeds............................15

ITEM 3. Defaults Upon Senior Securities......................................16

ITEM 4. Submission of Matters to a Vote of Security Holders..................16

ITEM 5. Other Information....................................................16

ITEM 6. Exhibits and Reports on Form 8-K.....................................16

SIGNATURES...................................................................17

          Affinity International Travel Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                       (UNAUDITED)
                                                                     March 31, 2001            June 30, 2000
                                                                    -----------------          -------------
ASSETS
CURRENT:
   Cash and cash equivalents                                            $       200                 $39,526
   Restricted certificates of deposit                                       162,346                  40,269
   Accounts receivable                                                       70,568                  62,354
   Prepaid accommodations                                                   140,629                 127,466
                                                                        -----------             -----------
TOTAL CURRENT ASSETS                                                        373,743                 269,615
                                                                        -----------             -----------

RESTRICTED CERTIFICATES OF DEPOSIT                                               --                 120,000
PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $715,298 and $375,454,
     respectively                                                         1,509,080               1,437,457
GOODWILL, net of accumulated amortization
     of $7,658 and $99,516, respectively                                     20,900                  52,262
DEPOSITS                                                                    507,386                 205,231
PREPAID FEES                                                                     --               1,040,000
OTHER ASSETS                                                                 13,433                  13,433
                                                                        -----------             -----------
                  TOTAL ASSETS                                          $ 2,424,542             $ 3,137,998
                                                                        ===========             ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                     $ 3,830,668             $ 1,997,937
   Accrued expenses                                                       2,050,296               1,460,090
   Deferred revenue                                                         439,725                 416,566
   Due to customers                                                           8,808                   9,821
   Current portion of capital lease obligations                               5,656                  11,780
   Convertible debentures                                                        --                 309,867
                                                                        -----------             -----------
        TOTAL CURRENT LIABILITIES                                         6,335,153               4,206,061
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                               7,077                  12,515
                                                                       ------------              ----------
TOTAL LIABILITIES                                                         6,342,230               4,218,576
                                                                        -----------             -----------
COMMON STOCK SUBJECT TO RESCISSION                                        5,613,000               5,613,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, shares authorized
    100,000,000 issued and outstanding 29,712,175 and
    20,796,408                                                               22,943                  14,027
   Convertible preferred stock, $.001 par value,
    shares authorized 100,000,000, issued and
    outstanding -0-
   Additional paid-in capital                                            26,155,410              22,060,911
   Accumulated deficit                                                  (35,709,041)            (28,768,516)
                                                                        -----------             -----------
        TOTAL STOCKHOLDERS' DEFICIT                                      (9,530,688)             (6,693,578)
                                                                        -----------             -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 2,424,542             $ 3,137,998
                                                                        ===========             ===========

See accompanying notes to condensed consolidated financial statements.

             Affinity International Travel Systems, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations (UNAUDITED)

                                                       For the three months               For the nine months
                                                          ended March 31,                   ended March 31,
                                                        2001            2000            2001              2000
                                                    ----------       -----------     ------------      ------------
NET SALES                                           $  422,034       $   693,928     $  2,645,720      $  2,749,729
COST OF SALES                                          299,878           501,344        2,102,550         1,802,520
                                                   -----------       -----------     ------------      ------------
Gross profit                                           122,156           192,584          543,170           947,209
                                                   -----------       -----------     ------------      ------------

OPERATING EXPENSES:
   Selling, general and administrative               1,602,946           780,134        2,668,962         1,793,103
   Salaries and wages                                  423,446           536,728        1,310,875         2,477,488
   Consulting fees                                     417,074            42,425          541,835            67,948
   Consulting fees to related party                      2,340            40,018           40,500           120,018
   Rent                                                 90,982            55,004          253,999           213,623
                                                   -----------       -----------     ------------      ------------
TOTAL OPERATING EXPENSES                             2,536,788         1,454,309        4,816,171         4,672,180
                                                   -----------       -----------     ------------      ------------
Operating loss                                      (2,414,632)       (1,261,725)      (4,273,001)       (3,724,971)

OTHER INCOME (EXPENSE):
   Interest income                                       2,174             3,979            6,891            16,290
   Interest expense                                   (167,026)         (169,856)        (552,056)         (509,662)
   Interest expense to related party                        --                --          (15,975)               --
   Gain (loss) on sale or disposal
     of assets                                              --                --          (29,975)           75,000
   Finance charges to related party                       (282)       (7,964,500)      (2,258,172)      (10,431,000)
   Other, net                                               --            (5,170)           5,000           (68,750)
                                                   -----------       -----------     ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                          (165,134)       (8,135,547)      (2,844,287)      (10,918,122)
                                                   -----------       -----------     ------------      ------------

NET LOSS BEFORE EXTRAORDINARY ITEM                  (2,579,766)       (9,397,272)      (7,117,288)      (14,643,093)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt
     from related party (net of $0
     tax expense)                                           --                --          176,763                --
                                                   -----------       -----------     ------------      ------------
NET LOSS                                           $(2,579,766)      $(9,397,272)    $ (6,940,525)     $(14,643,093)
                                                   ===========       ===========     ============      ============

NET LOSS PER COMMON SHARE BEFORE
EXTRAORDINARY ITEM, BASIC AND DILUTED              $      (.09)      $      (.64)    $       (.28)     $      (1.06)

EXTRAORDINARY GAIN PER COMMON SHARE,
BASIC AND DILUTED                                  $        --       $        --     $        .01      $         --
                                                   -----------       -----------     ------------      ------------
NET LOSS PER COMMON SHARE, BASIC
AND DILUTED                                        $      (.09)      $      (.64)    $       (.27)     $      (1.06)
                                                   ===========       ===========     ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                 29,077,340        14,575,980       25,571,877        13,756,542
                                                   ===========       ===========     ============      ============

See accompanying notes to condensed consolidated financial statements.

             Affinity International Travel Systems, Inc. and Subsidiaries
                    Condensed Consolidated Statements of Cash Flows
                    For the Nine Months Ended March 31 (UNAUDITED)

                                                                                            2001            2000
                                                                                      -----------       -----------
Cash flows provided by (used for) operating activities                                $  (326,244)      $(2,193,549)

Cash flows used for investing activities                                                 (666,081)       (1,168,693)

Cash flows provided by financing activities                                               952,999         2,820,577
                                                                                      -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (39,326)         (541,665)

CASH and CASH EQUIVALENTS, beginning of period                                             39,526         1,119,796
                                                                                      -----------       -----------
CASH and CASH EQUIVALENTS, end of period                                              $       200       $   578,131
                                                                                      ===========       ===========

Supplemental Cash Flow information:
      Stock issued for conversion of debentures                                         $ 350,000          $ 25,000
      Stock issued for settlement of accounts payable                                   $  21,000                --

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of Affinity International Travel Systems, Inc. ("Affinity International", "Company", "we", or "us") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and within the guidelines to Form 10-QSB. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended June 30, 2000, and the related notes included in the Company's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, financing charges on warrants and an extraordinary gain on the extinguishment of debt, considered necessary for a fair presentation, have been included.

The results of operations and cash flows for the three and/or nine months ended March 31, 2001 are not necessarily indicative of the results of operations and cash flows expected for the year ending June 30, 2001.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has sustained recurring operating losses since its inception and, at March 31, 2001, has a working capital deficit of approximately $5,961,000 and a stockholders' deficit of approximately $9,531,000. The Company must continue to obtain outside financing to meet working capital requirements and investments in infrastructure and Website development. An inability to raise such financing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. The recorded value of shares subject to rescission is $5,613,000 as of March 31, 2001 and June 30, 2000, excluding related accrued interest expense. The recission liability and the related accrued interest are reported our balance sheet under the line items "Common Stock Subject to Rescission" and "Accrued Expenses", respectively.

Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of March 31, 2001. During the three and nine months ended March 31, 2001 there was $168,000 and $504,000, respectively, charged to interest expense related to the common stock subject to rescission. During the three and nine months ended March 31, 2000 there was $168,000 and $504,000, respectively, charged to interest expense related to the common stock subject to rescission. The cumulative amount of accrued interest expense related to this issue is $1,810,000 and is included in accrued expenses at March 31, 2001.

Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable outcome, or the expiration of the statute of limitation, would result in the reversal of all, or part of, the accrued interest in future periods.

3. PREPAID FEES

Prior to the current quarter ended March 31, 2001, prepaid fees consisted of amounts relating to an agreement with Juno Online Services, Inc. ("Juno") for us to provide travel packages and services via their Website. Beginning in December 2000, the amount included in prepaid fees related to this agreement was being amortized over a 12-month period following the completion of the Website integration with Juno. The prepaid balance was created through advance payments of $415,000 in cash and issuance of common stock valued at $625,000. The agreement requires three additional payments of $315,000 beginning 90 days after the completed integration. In February 2001 we notified Juno that we believed they were not in compliance with the terms of the agreement. On March 1, 2001 Juno filed a lawsuit in the United States District Court, Southern District of New York claiming non-payment of outstanding fees that we agreed to pay (see
Note 10 - Legal proceedings). As a result of these current activities we have charged the total unamortized balance of these fees to administrative expenses during the three months ended March 31, 2001.

4. EXTRAORDINARY ITEM

The gain on extinguishment of debt from related party of approximately $177,000 in the nine months ended March 31, 2001, consists of the settlement of approximately $195,000 in notes payable and accrued interest and fees owed to Schoemann Venture Capital, LLC, which was retired in full by a cash payment of approximately $18,000.

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

6. EQUITY TRANSACTIONS

A convertible debenture was converted into 558,734 shares of common stock in settlement of $364,839 in notes outstanding and accrued interest in the six months ended December 31, 2000.

During the nine months ended March 31, 2001, the Company entered agreements with third parties who would provide investor relation services in exchange for a total of 175,000 shares of common stock, issued 80,000 shares of common stock to employees, issued warrants in settlement of services and issued 69,294 common stock warrants and 173,232 shares of common stock as part of the offering costs of certain transactions. The total value of services paid through the issuance of common stock or warrants was $141,513.

During the nine months ended March 31, 2001, the Company sold a total of 3,678,801 shares of its common stock for net proceeds of $764,560, after commissions of $75,580. In connection with certain offerings, 83,093 common stock warrants were issued with an exercise price of $.23 per share, approximately 125% of the common stock market value at the agreement date and 3,750 common stock warrants were issued with an exercise price of $.40 per share, approximately 200% of the common stock market value at the agreement date.

7. FINANCING AGREEMENT

In October 2000, the Company entered into an agreement with an investment firm to facilitate the securing of outside financing. In connection with this agreement a stock subscription agreement was executed under which the investment firm advanced us approximately $245,000. During the three months ended March 31, 2001, the Company and the investment firm mutually agreed to terminate the subscription agreement. The funds advanced are recorded as liabilities as of March 31, 2001. Since no services were provided and the agreement terminated, there was no consideration given as part of the agreement and therefore no expense incurred.

8. LEGAL PROCEEDINGS

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

On March 1, 2001, the company was sued by Juno Online Services, Inc. alleging that we failed to pay outstanding invoices and marketing service fees of $945,000. The Company disputes contract performance by Juno. The Company believes that the claim is without merit.

We are not aware of any pending legal proceedings against us other than the two discussed above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flow.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

10. EQUITY LINE OF CREDIT

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

The Company was assisted in structuring the transaction by Comergent Capital Ltd. ("Comergent"). In exchange for Ailouros's commitment to provide the $10 million Equity Financing Facility and for the assistance of Comergent, the Company issued 500,000 warrants to each of them with an exercise price of $.3125 per share. These warrants were valued at $380,000 using the Black Scholes Valuation Model and charged to consulting fees during the three months ended March 31, 2001. If the Company does not obtain at least $5 million of equity financing over the 3-year period of the agreement, an additional 500,000 warrants at an exercise price of $.3125 will be issued to Ailouros.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 ("2001") COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 ("2000")

REVENUE

Total revenue of $422,000 for the three months ended March 31, 2001 consists primarily of revenue from wholesale operations, and is a decrease of $272,000 (39.2%) from the prior year period. For the three months ended March 31, 2000 total revenue of $694,000 included $64,000 of retail commissions. The reduction in retail commissions between the three months ended March 31, 2001 and March 31, 2000 is the result of the sale of our Prestige retail operation in December 1999. Comparable wholesale revenues in the three months ended March 31, 2001 were $416,000 a decrease of $190,000 (31.3%) from $606,000 in the three months ended March 31, 2000. The majority of the wholesale revenue decrease is a result of the discontinuation of reservations from the termination of the agreement to provide product and services to Travel Navigator. As of January 3, 2001 Travel navigator was not renewed as a contractor for Yahoo Travel. A small portion of the decrease can be attributed to the discontinuance of fulfillment for Juno and the website down time in March of 2001 associated with the Company's installation of the new FarAway.com website and testing of its new instant vacation quote software. Although we do not expect a material improvement in the next fiscal quarter, the Company believes that new search engine marketing programs being implemented will show results in approximately 90 days and will replace the loss of revenue from Travel Navigator.

GROSS PROFIT

Gross profit of $122,000 for the three months ended March 31, 2001 is a decrease of $70,000 (36.6%) from the prior year, due to the reduction in the amount of retail travel operations. Gross profit of $193,000 in the three months ended March 31, 2000, included retail revenue commissions earned, as noted above.

The gross profit percentage of 28.9% for the three months ended March 31, 2001 increased from 27.8% in the prior year three-month period. This increase was directly related to the reduction of retail operations, which record net commissions as revenue, with relatively minimal cost of sales. At present, the Company expects to continue to produce future gross profit margins comparable to the three months ended March 31, 2001. However, future gross margins for our wholesale business could be adversely affected by revenue sharing arrangements or promotions used to increase revenue.

The decrease in retail revenue and related gross profit was primarily the result of the sale of our Prestige retail operation in December 1999.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") were $ 1,603,000 in the three months ended March 31, 2001, an increase of $823,000 from the three months ended March 31, 2000. This increase is the result of fully expensing to SG&A $859,000 of fee expenses for our Juno Online Services, Inc. ("Juno") business partnership. We are currently in dispute with Juno concerning their contract performance. There were no expenses related to Juno in the three months ended March 31, 2000.

SALARIES AND WAGES

Salaries and wages of $423,000 decreased $113,000 (21.1%) from the third quarter of 2000, primarily as a result of the reduction in senior management and the closing of the work force in our Atlanta operations center that was closed at year-end June 30, 2000.

CONSULTING FEES AND RENT

Consulting fees of $417,000 in the three months ended March 31, 2001 increased $375,000 from the three months ended March 31, 2000 due to the valuation of warrants issued in connection with an equity line of credit.

Consulting fees to related party of $2,000 in the three months ended March 31, 2001 decreased $38,000 (94.2%) from the prior year period and consist of agreements with a significant stockholder for investment and financial related assistance.

Rent of $91,000 for the three months ended March 31, 2001 increased $36,000 from the prior year amount of $55,000 in the three months ended March 31, 2000. This increase is primarily due to a sublease entered into with Transaction Tracking Technologies for additional space adjacent to the Company's primary facility.

OTHER INCOME AND EXPENSE

Interest expense includes $168,000 in accrued interest related to rescission for the three months ended March 31, 2001 and is comparable to the expense for the three months ended March 31, 2000.

Finance charges of $7,965,000 in the three months ended March 31, 2000 consist of $7,140,000 charged for the re-pricing of common stock warrants in connection with a financing transaction and $825,000 for the issuance of common stock for failure to meet certain provisions of certain financing and consulting agreements.

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

NINE MONTHS ENDED MARCH 31, 2001 ("2001") COMPARED WITH NINE MONTHS ENDED MARCH 31, 2000 ("2000")

REVENUE

Total revenue of $2,646,000 decreased $104,000 (3.8%) for the nine months ended March 31, 2001 compared to $2,750,000 in the nine months ended March 31, 2000. Revenue in the nine months ended March 31, 2001 included $85,000 of retail commissions, while the prior year nine months included $886,000 of retail commissions. The decrease is due primarily to our Prestige retail operations, which were sold in December 1999. Comparable wholesale revenues were $2,518,000 for the nine months ended March 31, 2000, an increase of $736,000 or 41.3% from the prior year.

GROSS PROFIT

Gross profit of $543,000 in the nine months ended March 31, 2001, decreased $404,000 (42.7%) from the nine months ended March 31, 2000. Gross profit percentage of 20.5% decreased from gross profit percentage of 34.4% in the nine months March 31, 2000. The decrease in both gross profit dollars and percentage is due to the inclusion of $886,000 in retail commissions in the nine months ended March 31, 2000 for which there are relatively low offsetting cost of goods.

OPERATING EXPENSES

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") were $2,669,000 in the nine months ended March 31, 2001, an increase of $876,000 from the nine months ended March 31, 2000. This increase is the result of fully expensing during the current quarter to SG&A $859,000 of fee expenses for our Juno Online Services, Inc. business partnership. We are currently in dispute with Juno concerning their contract performance. There were no expenses related to Juno in the nine months ended March 31, 2000.

SALARIES AND WAGES

Salaries and Wages of $1,311,000 in the nine months ended March 31, 2001 decreased $1,167,000 (47.1%) from $2,477,000 in the same period of the prior year. The decrease is primarily related to a $750,000 charge for stock options granted at below market prices in the prior year. Other decreases in salaries and wages from the reduction of retail operations were partially offset by $67,000 of expense for the issuance of common stock to employees and some personnel increases to support the growth of the wholesale business.

CONSULTING FEES AND RENT

Consulting fees of $542,000 in the nine months ended March 31, 2001, increased $474,000 from the same period of the prior year. The increase in consulting fees in the nine months ended March 31, 2001 is due to the valuation of warrants issued in connection with an equity line of credit.

Consultant fees to a related party of $41,000 in the nine months ended March 31, 2001 decreased $80,000 (66.3%) from the prior year period and consist of agreements with a significant stockholder for investment and financial related assistance.

Rent of $254,000 in the nine months ended March 31, 2001, increased $40,000 (18.9%) from the same prior year period, with increases in primary office space exceeding decreases from reductions in retail operations.

OTHER INCOME AND EXPENSE

Interest expense includes primarily interest being accrued related to common stock subject to rescission which totaled $504,000 in both the nine months ended March 31, 2001 and 2000.

Finance charges of $2,258,000 in the nine months ended March 31, 2001 relate primarily to the repricing of warrants in August 2000 to a significant shareholder. Finance charges of $10,431,000 in the nine months ended March 31, 2000 consist of $9,222,000 for the issuance of new common stock warrants and the repricing of existing common stock warrants in connection with a financing transaction and $1,209,000 related to the issuance of common stock for failure to meet certain provisions of certain financing and consulting agreements.

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

EXTRAORDINARY ITEM

Gain on extinguishment of debt from related party of $177,000 in the nine months ended March 31, 2001, consists of the settlement of $195,000 in notes payable and accrued interest and fees owed to Schoemann Venture Capital, LLC, which was retired in full by a cash payment of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31,  2001 we had a working  capital  deficit  of  $5,961,000,  total
stockholders'   deficit  of  $9,531,000   and  a  total  of  29,712,175   shares
outstanding.

For the three months ended March 31, 2001 we had net losses of $2,580,000 and $6,941,000 for the respective three and nine months ended March 31, 2001. The nine months ended March 31, 2001 included $2,253,000 in non-cash financing charges and $380,000 of non-cash consulting fees related to the new equity facility.

During the nine month period ended March 31, 2001, our principal source of cash was $953,000 provided from financing activities, including $765,000 in proceeds from the sale of common stock and $200,000 in proceeds from the exercise of common stock warrants.

We have been experiencing and expect to continue to experience significant negative cash flow. For the nine months ended March 31, 2001 our operations used $326,000 in cash primarily through an increase of $1,833,000 in accounts payable and a $590,000 increase in accrued expenses offset by a net loss of $2,200,000 reduced by non-cash charges. The Company's investing activities used $666,000 in cash, including $362,000 used for fixed asset purchases and $302,000 in additional deposits.

We have no line of credit or loans for working capital and we have relied upon proceeds from the sale of our equity securities and debentures to fund negative cash flow from operations and to fund our capital expenditures related to the implementation of our Internet business strategy. The newly established Equity Financing Facility is expected to be utilized for obtaining up to $10 million over a three-year period. The Company may access funds under this Facility only after a registration statement covering common stock to be issued under this Facility, has been declared effective by the Securities and Exchange Commission and for a 36-month period thereafter. There is no assurance that the Company will be able to access funds available through the Facility, due to certain market price and trading volume requirements for the Company's common stock (see note 10 of notes to financial statements).

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

Although there is no definitive answer as to whether we violated Rule 504, we have reclassified amounts previously recorded as stockholders' equity to mezzanine capital on our balance sheet. The recorded amount of shares subject to rescission is $5,613,000 as of March 31, 2001 and 2000, excluding related accrued interest which has been charged to interest expense. We believe that our total exposure to the rescission, if any, will be much less than the maximum indicated since approximately 5,394,000 shares, or 80% of the amounts isolated as potentially subject to rescission are owned by 3 significant shareholders, or shareholder groups (owners of more than 5% of our common stock). One portion of this amount or 2,850,000 shares (42% of the amounts potentially subject to rescission) are owned by Daniel G. Brandano, Jr. our Chairman, CEO and one of our directors, and/or Joan Brandano our Secretary and one of our directors.

Until the rescission issue is completely resolved, we have recorded the maximum potential known effect as of March 31, 2001. Accrued interest of $1,810,000 is recorded as part of accrued expenses at March 31, 2001. The Company is evaluating whether to address this issue with the SEC or allow the Statute of Limitations to expire. Although there can be no assurance that the rescission issue will be resolved in our favor, a favorable decision would result in the reversal of all or part of the accrued interest in future periods.

We expect net losses and negative cash flow to continue for the foreseeable future and anticipate our losses and the use of cash will increase from current levels because we expect to incur significant expenses and capital expenditures related to:

o brand development, advertising, marketing and promotional activities, including product discounts and revenue sharing agreements;
o continued development of our Web site, transaction-processing systems, fulfillment capabilities and network infrastructure, most of which are capital expenditures;
o        expansion of our supplier/distributor relationships;
o        expansion of our order fulfillment infrastructure;
o        expansion of our product offerings and Web site content; and
o        employment of additional personnel as our business expands

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

In order to fund our operations and continue the implementation of our Internet business strategy, we anticipate the need to raise at least $1.0 million in additional capital during the fiscal year ending June 30, 2001 and a total of $3.0 million December 31, 2001. For the nine months ending March 31, 2001, we have raised $765,000 through the private sale of the Company's common stock and $200,000 in proceeds from the exercise of common stock warrants. We will continue to need to raise a portion of the remaining capital immediately to fund negative cash flow from operations and fund capital expenditures related to the implementation of our Internet business strategy. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights senior to those of our current stockholders, and our stockholders may experience additional dilution.

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

Our auditor's report on our financial statements for the year ended June 30, 2000 and included in our Form 10-KSB, indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon the following:

o We may be subject to substantial liability in connection with sales of our common stock which may have been made in violation of Rule 504 of Regulation D, and our ability to raise additional capital may be severely restricted, as investors may be hesitant to invest in us because of this potential liability.

o Anticipated additional periods of negative cash flow, regardless of any potential liability in violation of Rule 504 of Regulation D, will require us to continue to raise additional capital. Any reduction or delay in our ability to raise capital could severely delay our planned technology investments, and would adversely affect our operations, since we do not anticipate generating sufficient cash from existing operations to internally finance our business for the next 12 months.

o We cannot assure you that we will be able to generate positive cash flow internally or raise sufficient funds to continue our operations. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition and on our ability to continue as a going concern.

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

Juno Online Services, Inc. v. Affinity International Travel Systems, Inc., United States District Court Southern District of New York, Case No. 01 CIV. 1821 (GEL). On March 1, 2001, Juno filed suit against us alleging that we failed to pay outstanding invoices and marketing service fees of $945,000.

We are not aware of any pending legal proceedings against us other than the ones discussed above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flow. Also we may in the future be party to litigation arising in the course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

On January 19, 2001 the Company sold 625,000 shares of its common stock for proceeds of $125,000 or an average price of $.20 per share, prior to commissions of approximately $7,500.

On February 8, 2001 the Company sold 1,096,439 shares of its common stock for proceeds of $189,404 or an average price of $.17 per share, prior to commissions of approximately $10,000.

On February 8, 2001 69,294 common stock warrants and approximately 173,232 shares of common stock were issued as part of the offering costs of certain transactions.

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

                                     Dated: May 21, 2001

                                     AFFINITY INTERNATIONAL TRAVEL SYSTEMS, INC.
                                     -------------------------------------------
                                                     (Registrant)

                                     By: /s/ Daniel G. Brandano, Jr.
                                         ----------------------------
                                         Daniel G. Brandano, Jr.
                                         Chief Executive Officer